Form 10KSB
period 1994-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1996-11-18
CIK 875711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 (Fee Required)
                  For the fiscal year ended JUNE 30, 1994
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from N/A to N/A
                                            ---    ---

                      Commission File Number: 1-13134
                                              -------

                   AMERICAN NORTEL COMMUNICATIONS INC.
         -----------------------------------------------------------
         (Name of small business issuer as specified in its charter)

              WYOMING                               87-0507851
---------------------------------  -------------------------------------------
     State  of  incorporation        I.R.S. Employer Identification Number

7201 EAST CAMELBACK ROAD, SUITE 320, SCOTTSDALE, AZ                  858251
     (Address of principal executive offices)                      (Zip code)

                (Issuer's telephone number)  (602) 945-1266
                                             --------------

Securities registered pursuant to Section 12(b) of the Act

         Title of each class         Name of each exchange on which registered
-----------------------------------  -----------------------------------------
         Securities registered pursuant to section 12(g) of the Act:
                      COMMON  STOCK,  NO  PAR  VALUE
------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal year.    $ 2,404,083
                                                                   -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
                                            ----------------------------------
days.    (See  definition  of  affiliate  in Rule 12b-2 of the  Exchange Act.)
----

     THE  AGGREGATE  MARKET  VALUE  OF  THE  VOTING  STOCK  WAS:


                                             Weighted Average
                      Type of      No. of     Market Price per   Aggregated    No. of
Date                   Share       Shares          Share            Value       Votes
-----------------  -------------  ---------  ------------------  -----------  ---------

June 30, 1994      Common         3,023,132  $             1.16  $ 3,506,833  3,023,132
                   Preferred      3,300,000  $             1.21  $ 4,000,000  3.300,000
                                                                 -----------  ---------
                                                                 $ 7,506,833  6,323,132
                                                                 ===========  =========
December 15, 1994  Common         3,023,132  $             0.13      393,007  3,023,132
                   Preferred      3,300,000                 -0-          -0-  3,300,000
                                                                 -----------  ---------
                                                                     393,007  6,323,132
                                                                 ===========  =========


*THE  COMMON  SHARE  PRICE  IS  THE  AVERAGE TRADING PRICE ON THE BOSTON STOCK
EXCHANGE.

                         AMERICAN NORTEL COMMUNICATIONS INC. AND SUBSIDIARIES
FORM 10-KSB                                                                                           1

Index                                                                                                 2

                                                 PART I


Item 1.      Description of Business.                                                                 3

Item 2.      Description of Property.                                                                 7

Item 3.      Legal Proceedings.                                                                       8

Item 4.      Submission of Matters to a Vote of Security Holders.                                     8


                                                 PART II


Item 5.      Market for Common Equity and Related Stockholder Matters.                                9

Item 6.      Management's Discussion and Analysis or Plan of Operation.                              10

Item 7.      Financial Statements                                                                    15

Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclos-ure.  16


                                                 PART III


Item 9a.     Directors and Executive Officers, Promoters, and Control Persons.                       17

Item 9b.     Compliance with Section 16(a) of the Exchange Act                                       18

Item 10.     Executive Compensation.                                                                 18

Item 11.     Security Ownership of Certain Beneficial Owners and Management.                         20

Item 12.     Certain Relationships and Related Transactions.                                         21


                                                 PART IV


Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        22

             SIGNATURE PAGE                                                                          25

                                    PART I

ITEM  1.          DESCRIPTION  OF  BUSINESS

History

     The Company was originally incorporated in British Columbia, Canada on May 17, 1979. In conjunction with a one for five consolidation, the Company's name was changed to Coldspring Resources Ltd. on June 4, 1987.

     In 1987, the Company was inactive and was classified as dormant under the rules of the Vancouver Stock Exchange. The then current management organized a reverse take-over by a number of limited partnerships and private companies which were engaged in the mining development and exploration business and who, on July 14, 1987, transferred their mining assets into the Company for Treasury shares on July 14, 1987. The Company is no longer in the mining business, and has written off or sold its mining assets. In conjunction with a one for ten consolidation, the Company's name was changed to Isleshaven Capital Corporation on July 14, 1989. In 1990, under its current management, the Company became active in the long distance telecommunications business.

      The Company changed it name to NorTel Communications Inc. on June 17, 1991. In conjunction with a one for ten consolidation, the Company's name was changed to American NorTel Communications Inc. on May 11, 1992. The Company filed its Certificate of Registration and Articles of Continuance with the Secretary of State of the State of Wyoming and became a Wyoming corporation effective February 9, 1993. The Company currently operates only in the telecommuni-cations business, providing long distance telephone service in combination with additional related services in the United States and a growing number of foreign countries.

       Prior to September 14, 1994, the Company conducted almost all of its telecommunications business through NorTel Communications Inc. ("NorTel-US"), a wholly-owned Wyoming corporation that is also headquartered in Salt Lake City, Utah. A new subsidiary Mexitech Corporation Ltd. had no assets or operations as at June 30, 1994. All former subsidiaries of the Company, other than the above, were not active and were sold for nominal consideration or were dissolved. All of these former subsidiaries, except TravelTel Inc., a Washington State corporation, were incorporated for uses which did not materialize or which ended.

     On September 14, 1994 American NorTel Communications Inc. and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the United States Bankruptcy Court, District of Utah, Central Division. The American NorTel Communications, Inc. Bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995.

     The  Company's  Common Stock was approved for listing on the Boston Stock
Exchange effective June 22, 1994. However, it was delisted on January 20, 1995 for failure to meet maintenance requirements. The Common Stock had previously been listed for trading on the Vancouver Stock Exchange from September 18, 1980 until August 15, 1994. The Company's common stock is also traded in the over-the-counter market and was quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board") under the NASDAQ symbol "ARTM". See "Market Information" under "Market for Common Stock and Related Stockholder Matters."

Business  of  Issuer

     The  Company  is  a  Federal  Communications  Commission  certified  long
distance  carrier.    The  Company  owns  telecommunica-tions  equipment  and
switches, as well as having developed its own telecommunications software. This enables the Company to provide Customers in other countries with value-added or extra services in addition to its long distance telephone service. The Company rents the networks of major carriers (at a wholesale or discounted price) to deliver long distance telephone calls and faxes. The Call-back system provides much lower cost U.S.-based international calling rates to foreign-based companies as an alternative to rates provided by local monopolies. Call-back service allows a Customer in a foreign country to use foreign facilities to dial a telephone number in the U.S. and receive dial tone at a switch at the Company's U.S. location, which the Customer can then use to complete the call to any foreign country. The amount Customers pay the Company for long distance and the value-added services, less the usage rent paid to carriers, is the Company's gross margin to pay its sales costs, overhead, and provide its profit.

     Telecommunications.    The  Company  is  certified  by  the  Federal
     ------------------
Communications Commission of the United States (the "F.C.C.") and is authorized under Section 214 of the Communications Act of 1934 to provide international switched services by reselling the international switched services of other carriers. On April 12, 1994, the F.C.C. upheld the legality of granting applications to resell the public switched services of other U.S. carriers on a "Call-back" basis.

     In order to provide long distance telephone service to its mostly foreign Customers, the Company rents network services from national, regional, and international carriers. The choice of carriers used has varied over time. In contrast, since the average voice call is over five minutes in length, to capture the lowest overall price the Company uses the carriers, such as Sprint, that charge a higher first minute rate and lower subsequent rate. The Company intends to continue shifting its choice of carriers with least-cost-routing, and in general as both the Company's needs and size changes, and as the carriers' prices and services change. At this time, the Company has no reason to believe Sprint will not continue to remain its most used carrier.

     The Company has developed its own proprietary micro-computer based switching, voice processing and voice Messaging software. The Company can create customized telecommunications systems in response to Customer needs. The Company intends to continue to complete the development of future products which can contribute to short term revenues such as improved fax distribution, international debit cards, and on-line hotel phone billing systems. Since the Company develops its own software, the Company has all the software details or "source/access codes" which enables the Company's programmers to adjust or modify the software for a network system change or for a new use for a group of Customers, when necessary. The source/access codes are not always available when the software is purchased from an outside source, and thus the Company's ability to adjust or modify the software provides a technological edge in system customization, that may not be otherwise possible. The Company is currently focusing on improvements to its international system, but has not set any specific time tables for the introduction of any specific future products.

     The Company does its own billing, using its own proprietary software system. All billing and switching requirements are now handled by a networked
micro-computer  based  system.    The  Company's  intention  in  creating  a
micro-based system is to reduce the cost, time and complexities of both growth and future changes.

     The majority of the Company's volume is now international-related business based on its Call-back system. For the fiscal year ended June 30, 1992, the Company's on-going or month after month repetitive telephone business income, including monthly charges for its value-added services, such as voice Messaging, and from various types of long distance calling services represented only 36.4% of the Company's gross revenue, and very little was from international Customers. For the year ended June 30, 1993, this type of income has increased to almost 100% of revenue. For the current fiscal year ended June 30, 1994, international business, which is the Company's main focus for the future, contributed most of the Company's gross income and all net income. Much of the long distance service either used a value-added service, such as Call-back or redirected calling, or accessed a value-added service, such as voice mail. However, it is not possible to accurately calculate the gross revenue which is caused by or relates to the value-added services as opposed to the portion of the Company's telecommunications business which is reselling the network services of another carrier. Virtually all of the Company's Customers exist because of the value-added services which they use.

     Competition. The telecommunications business is extremely competitive, with very large, well-financed long distance carriers and local telephone monopolies (in the U.S. and in foreign countries) dominating. Margins for agent-type sellers or resellers of regular long distance products in the United States, such as 1-plus outbound and 800 lines, are slim and subject to frequent price and service changes. The large carriers offer pricing to larger U.S. Customers that the Company cannot currently match and at the same time maintain acceptable margins. Accordingly, at this time, the Company does not intend to provide regular long distance service within the USA to large organiz-ations.

     To the extent the Company can continue to rent the networks of regional carriers at less than from the national long distance carriers, the Company will be able to continue to offer rates to small and medium size U.S. businesses for regular long distance service in the U.S. that are approximately 25% below those of AT&T, Sprint and MCI, and yet maintain a gross margin of approximately 25%. This business is not likely to develop significantly due to the absence of funding for commissions for direct selling.

     AT&T and the other major long distance carriers are prevented from providing basic phone services directly to U.S. Customers to the extent this is reserved for the monopoly Regional Bell Operating Companies ("RBOC") and therefore such value-added products as local voice mail. As well, RBOC's are generally legally prevented from providing long distance and information service, and therefore such value-added services as 800 or long distance voice mail. Due to contracts with the telephone monopolies of most countries, the large international carriers generally do not provide international calling services directly to the Customers in those countries nor do the international monopolies deliver calls outside their countries.

     The value-added services the Company provides include international Call-back and 800-redirected calling, voice mail, telephone calling cards, automated attendants, billing services and call redirecting. The major focus of the Company at this time is its International Private Line systems. These services are available individually from other vendors. However, the Company's targeted market niche is to provide a package or combination of its version of these value-added services and particularly focus on business that allies with large carriers, rather than competes directly with them. For example, AT&T, MCI, Sprint, DB Cable & Wireless and other "carriers-carriers" are not in the "Call-back" business; but when the Company uses Sprint to deliver calls to certain foreign countries, the foreign phone monopoly usually grants Sprint some reciprocal business. The Company packages or assembles these value-added services along with training and long distance telephone services to create customized telecommunications systems for its Customers. The intent is to help the Company's Customers improve both costs and the efficient use of the time of their key employees. The Company believes that its package of products and services is sufficiently attractive, and therefore the Company expects to capture a sufficient amount of business in these segments of the market to achieve economies of scale. This belief is based on management's view of current market conditions, and the Company's technology; however, there is no assurance that current government regulations and policies of the telephone monopolies in various countries and international carriers will not change and cause the Private Line system provided by the Company to become less attractive in certain markets.

     Marketing  Strategies  and  Product  Description.   The  Company  has two
     ------------------------------------------------
primary "value-added" services or product areas that are the focus of the Company's marketing strategy:

     (a) International Calling, including the "Private Line" systems with Telephone Calling Cards; and
     (b) Voice Messaging, including Voice Mail, Core Services, and Advertising and Services Systems.

     Because of the uncertainty of future costs from major carriers and current and potential competition, the Company does not intend to rely solely on the sale of regular long distance services at prices below those of the major carriers, or to depend on products that cannot be sold unless the underlying long distance is at a very large discount. By providing customized systems and value-added services, the Company can also provide many of the regular long distance products that are tied into the system without excessively discounting the price of the long distance. However, a discount for the long distance will generally be used to promote the sale of the packages of long distance services along with the value-added products and services.

     In general, the Company applies its own programming, voice processing technologies and computer and switch technologies, to develop each of its products or services to maximize any advantage it can create for users of its products. Some of these services, such as a 900 Line Services System Voice Processing Tree, cannot be used by a Customer without the Company customizing one or more of these services into a package that is unique for that Customer group. The Company has oriented much of its programming efforts to modularize each service or the major components of each service, so that a custom package of services can be assembled by simply connecting the relevant pre-built building blocks.

     After certain value added features are modularized, some services, such as the international "Call-back" system or basic voice Messaging, do not require customization to add Customers, and are sold directly to add Customers one at a time. Virtually all Customers become Customers because of the value-added services, but the monthly billing to a Customer does not differentiate between a normal long distance call and a long distance call that accesses a value-added service, such as voice mail, U.S. 800 calling, or uses a value-added service such as a redirected call or international "Call-back".

     International Calling is the Company's major revenue generator at this time and its focus in the near future The Company has two systems for international calling. In both systems, the Customer dials directly to the Company's switch in Salt Lake City on one of several dedicated lines. Depending on his location and the difference between the cost to call from there to Salt Lake City compared with the cost to call from Salt Lake City to there, the Customer is redirected or connected through the Company's switches to the destination number. In the basic "Call-back" system, the Company's software will enable the Customer in a foreign country to cause both ends of the call to originate from Salt Lake City. Aside from cost savings, the two methods are intended to make calling more convenient from countries and areas where operator assistance is normal or connection via regular long distances switches is less reliable and more expensive than via dedicated lines. In countries where one or the other system provides an advantageous method for local businesses to call or fax out, the Company's major growth and sales program is to set up "sharing of profits" or Distributorship agreements with local entrepreneurs that have sales forces, or intend to develop sales forces.
 Malaysia, Thailand, Costa Rica, Honduras, Panama, Hong Kong, Korea, Mexico, Singapore, and South Africa agreements have been completed and others are in negotiation or have been very recently completed.

     The Company can direct calls to any country having a national telephone system - approximate-ly 180 countries. With its International 800 and "Private-line" or "Call-back" systems and its ability to rent the networks of at least one of the major carriers as well as a specialist carrier, the Company can give callers direct-dialing from any country where any of its carriers have lines. With its new micro-based switching the Company connects calls using the least cost carrier or route not only by country, but also by time of day, and by nature or expected length of call, such as a fax as opposed to a voice call.

     Example: Combining Value-added Service and Long Distance: The "serial dialing" system developed for the Company's South African and other international Customers is such an example. Normally, a South African business has significantly more difficulty than a US business completing an international telephone connection, and when a line is obtained it usually takes between one-half a minute and a minute to connect. With the Company's serial calling, once the Customer is on line with the Company's system he doesn't need to hang-up to make additional international calls. In essence, Company's computers give him a new U.S. dial tone at the end of each call, in part, by maintaining the connection between South Africa and the Company's computers and switches in Salt Lake City, Utah. The price of the first international call by the South Africa Customer via the Company's network is significantly less than the same call made through the South African telephone monopoly. However, with multiple serial calls, the Customer can achieve major savings in cost and significant gains in its executive time and convenience. The Company's gross margin or contribution to overhead and profit as a percentage of selling price is much better than for U.S. to U.S. long
distance.    Of  greater  importance  is  that  one  minute  of such calls, by comparison, contributes about twenty times as much to the Company's overhead and profit (after carrier costs) than one minute of long distance in the United States. Another example is "Speed-Dialing". Each Customer line has the capacity to add 99 speed dial numbers which help to improve Customer convenience and productivity and to reduce errors.

     The Company has developed its own proprietary voice Messaging and voice processing system. Almost all existing competitor systems are voice mail only and are designed to provide a single company an insulated internal system. These systems are very difficult to convert to a large integrated system of users, and in that regard they have limited capacity for new concepts and users. The Company's system was specifically designed to be a large integrated system with diverse users, and to enable the addition of new
features  over  time.    The  Company's  system  allows  many  companies  and
individuals to be combined on one large local network with full networking capabilities amongst everyone on a network. In the future, the regional Bell operating companies ("RBOC's") may become more aggressive in selling local voice mail utilizing their advantage of no local access charges to the end user and perhaps other voice mail vendors. Similarly, MCI and other major carriers may become more aggressive in selling long distance voice mail utilizing their own lower cost long distance access. Currently, the entry of the RBOC's and MCI into voice mail has expanded the market by enhancing the credibility of the product. If these giants focus more on this aspect of the communications industry, the Company may find it more difficult to compete, especially for larger Customers.

     Because of its focus on international Customers, the Company is not currently selling these systems except on a nominal scale, directly through its own employees and with the assistance of small independent marketing organizations who have been contracted solely to sell the Company's custom systems.

     Compared to reselling regular long distance services in the U.S., Voice Messaging is a very desirable product. The gross profit or margins are approximately 85% after operating costs but before capital recovery compared to less than 33 1/3% before capital recovery for most U.S. long distance reselling. The key difference is that Voice Messaging box rentals do not involve line charges to a third party carrier, such as Sprint. The Company expects to recover, in less than one year, the cost of all equipment, sales, and related overhead necessary to add voice Messaging Customers.

     Research  and  Development.    The  Company  is  currently  focusing  on
     --------------------------
improvements to its international system, but has not set any specific time tables for the introduction of any specific future products. The Company is refining and finalizing the development of a Hotel Private Line system which essentially gives non-US hotels the benefits of lower U.S.-based international long distance rates to all over the world. This substantially reduces a hotel's costs for International and U.S. fax and voice calls. A major central fax facility is being installed to significantly reduce costs and improve the quality of faxes sent. The existing system can provide all information necessary to bill guests at any time. The Hotel Private Line system can usually be adapted to fit systems now existing in the hotel.

     Employees  .  The total number of full time employees  in the  Company is
     ---------
five, excluding five "commission only" sales personnel and employees in Sales Distributorships.

     Payment  and  Credit Methods.    The Company generally  requires  all new
     ----------------------------
Customers to provide an assured method of payment. The primary method is payment by U.S. dollar credit card, such as Visa or American Express. Alternatively, advance cash deposits are also sometimes used. In all cases, regardless of the method of payment used, the Company now requires a back-up credit card that is pre-authorized for 120% of the expected usage for each month as assurance of payment. The Company makes some exceptions for a few larger Customers, by accepting a cash deposit, or a letter of credit, or a bond, as long as payment is made within ten days or else the back-up credit card is used.

     In prior years, the Company earned revenues from the mining business and consulting fees and minor fees from tax oriented financial instruments. None of these apply in the current fiscal year and none are expected in the future.
 The Company's sole focus is telecommunications, particularly its "Call-back" systems. Prior to mid-1992, the Company has earned management and consulting fees for providing services to Canadian limited partnerships and joint ventures as well as others. These entities were trying to apply technology developed by the Company to international markets that the Company could not afford to pursue at that time. The Company charged fees to these syndicates for management time spent to assist them. The more successful these syndicates are, the greater will be the international Customer base that will contribute regular revenue each month, not only for these syndicates, but also the Company. Virtually no consulting fees were earned since mid-1992 as Canadian tax polices reduced the financing for these syndicates. It is unlikely that these syndicates will devise new ways to obtain sufficient funding that the Company will earn consulting fees from them in the future.

Subsequent  Events

     On September 14, 1994 American NorTel Communications Inc. and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the United States Bankruptcy Court, District of Utah, Central Division. The American NorTel Communications, Inc. Bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995. As a result of the bankruptcy filings, the Company's business operations were effectively ceased until June, 1995.


ITEM  2.          DESCRIPTION  OF  PROPERTY

      Property and equipment consisted primarily of office equipment and computer equipment owned by NorTel. These assets were put into storage when the Company ceased operations in December of 1994. The bankruptcy trustee is currently in the process of selling the property and equipment. The estimated value is less than $10,000 due to the age of the equipment and its condition.

     The costs of internally developed telecommunication software were capitalized upon the establishment of technological feasibility. The capitalized costs of certain software were written off in 1994 since the software was not completed and the technology was deemed to be outdated.

     The Company is no longer in the mining business and divested its remaining nominal mining assets as part of the Lynbrook Settlement Agreement in June 1994.

ITEM    3.          LEGAL  PROCEEDINGS

     On September 14, 1994 American NorTel Communications Inc. and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the United States Bankruptcy Court, District of Utah, Central Division. The American NorTel Communications, Inc. Bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995.

     On November 29, 1993, the State of Minnesota included the Company's subsidiaries COOP Communications, Inc. And NorTel Communications Inc. And several other persons, in a complaint under Minnesota Statutes 8.31, 325D.44, 325F.67, and 325F.69 (1992). The State alleged that actual or proposed seminars in Minnesota put on by two of the other defendants using materials created by Profit Education Systems ("PES") and allegedly focusing on how to become rich using 900 lines involve false, misleading, and deceptive representations and business tactics. The Company was not involved in the seminars or the related literature and sales at seminars. No problems exist with the consumer protection authorities in other states where the same literature and seminars have been and continue to be held. The Company was a party firstly because it may supply the seminar attendee, and purchaser of a PES package with a 900 line pursuant to its joint provider agreement MCI Communications and secondly because the state incorrectly alleged "PES is a
company  created  by  NorTel".    The  Company  disagreed  totally  with  the
allegations.    The  Company  settled  the  Complaint  without  expense to it.

     On January 5, 1994, Helen Schumann in Salt Lake County District Court Action No. 93907015 alleged to have been damaged to the extent of $10,015,000 by the Company and each of its directors. Schumann was a sales person for TravelTel, Inc. (Now Bankrupt) who according to TravelTel's records was paid $7,500 in commission advances, on the false representation that Schumann was working on a full time basis to contract customers for TravelTel; was entitled to less than $1,000 in commissions; and when commission advances were ceased, ceased to provide what little sales effort had been provided prior thereto. To justify the $10 million in damages, the claim by Schumann alleged that Schumann was not paid commissions for the vast majority of her alleged sales or so called "Base salary" and that medical insurance previously paid by Travel Tel was subsequently allowed to lapse. The Company believed this complaint was totally without merit and the action was dismissed for lack of prosecution.

     Other than as set out above, there are no known pending or threatened material legal proceedings to which the Company is, or is likely to be, a party or of which any of its properties are or are likely to be subject.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Annual General Meeting of the shareholders of American NorTel Communications, Inc. was held at the Company's offices in Salt Lake City, Utah on May 5, 1994. The following resolutions were approved.

     (1) Dr. Kenneth D. Rogers was re-elected at the meeting. William H. Rogers and John H. Picken are the other two directors whose term of office will continue after the meeting.

     (2) The Directors were authorized and directed to negotiate with KPMG Peat Marwick to renew their appointment as auditors. (Note: Because KPMG was a significant creditor under the Chapter 11 bankruptcy proceeding filed by American NorTel, KPMG resigned as auditor citing conflict of interest.)

     (3) The actions of the Directors for the year ended June 30, 1994, were approved and ratified.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS The Company's Common Shares were listed on the Boston Stock Exchange June
22, 1994 under the symbol "ANL" and are presently traded in the United States in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-Dealer Quotation System ("Electronic Bulletin Board") under the NASDAQ symbol "ARTM". Additionally, the Company's Common Stock had been previously listed on the Vancouver Stock Exchange ("VSE") under the symbol "ANM" from September of 1980 until its delisting in August of 1994.
  Trading on the VSE was temporarily suspended in early 1994 pending the Company updating its filings. The delay in filing was due to the fact that these were the Company's first financial statements in U.S. dollars and first statements to be in accordance with US Generally Accepted Accounting Principles. As well, it was the Company's first time with a U.S. auditor, and included the 1993 Annual Report on Form 10K, and the September 30, 1993 and December 31, 1993, Form 10Q. Due to the Chapter 11 petitions on September 14, 1994 the trading of the Company's shares on the BSE was temporarily suspended on September 14, 1994 and thereafter the common stock was delisted on January 20, 1995.

     The following table sets forth for the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the Vancouver Stock Exchange Review (in Canadian Dollars) with adjustments to reflect the reverse stock splits, including the 10 for 1 Share Consolidation which occurred on May 11, 1992. These quotations are believed to represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions. The exchange rate used to determine the U.S. dollar numbers are the monthly rates published in the




                          US $HIGH BID  US $LOW BID
                          ------------  -----------
         1994
------------------------
Second Quarter                    1.45         0.87
First Quarter                     1.61         1.32
         1993
------------------------
Fourth Calendar Quarter           2.63         1.43
Third Calendar Quarter            2.72         1.08
Second Calendar Quarter           1.88         1.09
First Calendar Quarter            2.36         1.27
       1992(1)
------------------------
Fourth Calendar Quarter           7.54         1.57
Third Calendar Quarter            4.70         3.03
Second Calendar Quarter           6.69         3.76
First Calendar Quarter           10.06         6.46

Federal  Reserve  statistical  release  "Foreign  Exchange  Rates."


     At June 30, 1994, there were 3,023,132 shares of Common Stock of the Company outstanding. See "Security Ownership of Certain Beneficial Owners & Management" which discloses significant shareholders and the shareholdings of the directors and officers.

     The Company has never paid dividends on any of its shares and does not intend to pay Common Stock dividends. As a result of the large accumulated deficit, no payment of dividends may be paid until profits are earned for several (at least 2) consecutive years, in most circumstances. The terms of debt instruments and preferred shares do and will limit the payment of dividends on Common Stock under many circumstances.

     The Transfer Agent and Registrar for the Company is Montreal Trust at 2nd Floor, 510 Burrard Street, Vancouver, British Columbia.

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following factors make period to period and trend analysis of the Company's statements difficult without reference to these factors which create non-comparability.

     (1)       Change in Currency and GAAP.  The  Company's  audited financial
               ---------------------------
statements for the years ended June 30, 1994 and 1993, are prepared in U.S. Dollars and in accordance with U.S. generally accepted accounting principles ("GAAP"). All prior audited statements were prepared in Canadian dollars and in accordance with Canadian GAAP. Most historical numbers have been easily converted by the Company from Canadian dollars and GAAP to U.S. dollars and GAAP. However, with respect to some conversions, the best that can be done without incurring unreasonable costs has been to make allocations or estimates. Due to this cost and time difficulty, the historical numbers have not been given by the Company to either the former Canadian auditor or the current U.S. auditor to retroactively audit the numbers in U.S. dollars and U.S. GAAP. Because of the other major changes in the Company's affairs, which make the historical comparability of the Company's financial data less meaningful, some of which are set forth below, incurring the time and expense to reconstruct audited historical numbers in Canadian dollars and GAAP into auditable form in U.S. dollars and U.S. GAAP is not merited. See Item 6, "Differences Between US GAAP and Canadian GAAP".

     (2)      Bankruptcies & Write-downs.  The  TravelTel,  Inc. bankruptcy on
              --------------------------
January 29, 1993, and the subsequent sale of the subsidiary's for $1.00; and the large write-offs of the Company's related assets impair comparability.
For example, all of the Company's software ($1,690,466 US) which used TravelTel's equipment or TravelTel's software was written off along with
$740,000 of other TravelTel related assets. The Chapter 11 bankruptcies ofAmerican NorTel Communications Inc. and its key subsidiary on September 14, 1994 caused write-downs of $3,540,446 in the year ended June 30, 1994.

     (3)      Mining Equipment.  Mining  equipment  was generally leased until
              ----------------
1990, at which time equipment was acquired with the proceeds of a private placement related to the Rio Tigre acquisition. In the last quarter of 1993, this equipment was written down by $500,000 to a balance of $25,953 after 1993 amortization; because of legal uncertainties relating to the Rio Tigre property. See Item 3, "Mining Property Title". The remaining equipment was sold at book in early 1994.

     (4)      Accumulated and Current Amortization.  Accumulated  and  current
              ------------------------------------
amortization lacks comparability due to the asset write-downs, and the major additions of mining equipment and property prior to 1992 and Telecommunications software and equipment since 1990, particularly at the end of fiscal years.

     (5)         Mining Production Income.  Mining  production  income was the
                 ------------------------
main source of revenue in the fiscal year ended June 1988, and the first quarter of fiscal 1989, from the Rincon mine, which then ceased production due to a mud slide catastrophe, and for part of the fiscal year ended June 30, 1990, from the Rio Tigre mine, which then ceased production pending solution of an easement problem, (See Item 3, "Mining Property Title") and at no other time. Mining expenses in these periods do not exist in other periods.

     (6)     Consulting Fee Revenue.  The  majority  of gross revenues in 1991
             ----------------------
and 1992, and all gross revenue, other than from mining production in prior years, was from consulting fees and related expense recoveries. These fees were earned in the mining business prior to 1992 and in the telecommunications business since 1990. These revenues were earned from Canadian tax-oriented partnerships and others. In the years ended June 30, 1993 and 1994, no such fees and overhead recoveries were earned and none are expected in the future. Expenses of these consulting operations have occurred in the periods when revenues were earned and not otherwise.

     (7)       Telecommunications Operations.  Telecommunications  operations
               -----------------------------
started in 1990. Under Canadian GAAP production telecommunications expenses net of related revenues were capitalized in 1991 and 1992. A significant but gradually decreasing percentage of the Company's telecommunications activities have been in the development stage; with costs being capitalized, particularly to software and distributorships.

     (8)       Share Consolidations.  Share consolidations  disrupt  per share
               --------------------
numbers  that  were  not  reconstructed.

     (9)      Exchange Rate Fluctuations.  Exchange  rate  fluctuations were a
              --------------------------
meaningful factor in historical (prior to 1992) statements prepared in Canadian dollars, but will not be in the future.

     (10)      Financing Costs.  In  the  fiscal year ended June 30, 1993, the
               ---------------
Company arranged a $5.0 million best efforts underwriting of Secured Notes and then arranged high-cost bridge loans of $250,000, and $200,593 from a corporate lender and the families of the directors, respectively. These were made in order to greatly increase the Company's activities as required by the underwriting. Given the inability of the surety company, (which guaranteed the Secured Notes) to obtain an audit, only $675,000 was raised. Accordingly, most of these costs were written off and related interest for the period is an
expense  that  is  new  and  not  comparable  to  other    periods.

     (11)         Mining Property.  Mining  property  was the largest asset in
                  ---------------
prior years. The Company is no longer in the mining business and has sold its remaining mining property and equipment. On June 30, 1993, the Company wrote-down its mining property by $6,017,005 to $100 due to legal uncertainties, See Item 3, "Legal Proceeding".

Differences  Between  US  GAAP  and  Canadian  GAAP
---------------------------------------------------

     The Company's financial statements prepared in accordance with United Sates Generally Accepted Accounting Principles ("GAAP") are more conservative than was the case under Canadian GAAP in 1992 and prior years. See Form 10K for June 30, 1993 for an explanation of the differences.

Results  of  Operations

     Competitive Environment and General Uncertainties. The Company operates in highly competitive markets. The business of the Company is subject to national and worldwide economic and political influences such as recession, political instability, the economic strength of governments, changes in government regulations, changes in the policies of major carriers, and rapid changes in technology. The Company will continue to attempt to mitigate these factors by expanding its markets, building sales distributorships and alliances both domestically and internationally, and providing better and lower-priced value added services and long distance. Costs are being controlled through regular budgetary reviews, efficient and effective purchasing, cost-effective software and product design, and more efficient utilization of resources. The Company's ability to adjust to meet significant changes in its markets or suppliers has been greatly enhanced with its change to using micro-computers for its telephone switching, voice processing and billing. In particular, software changes can be completed more easily and quickly than when a large switch and main frame computer was used.

     Subsequent Bankruptcies -- Effect on Operations. The September 14, 1994 bankruptcy filings of American NorTel Communications Inc. and NorTel Communications Inc. adversely affected net income in the year ended June 30, 1994. The bankruptcy proceedings were the result of the Company's inability to meet current operating requirements from revenues, including an inability to pay its principal carrier. The inability to meet current operating expenses was the result of initial lack of liquidity, loss of its South
American customer base, and failure to close a financing. The majority of write downs or non recurring expenses occurred due to the combination of bankruptcies and the underlying loss of the customer base which caused the bankruptcies.

     Trends in Continuing Operations. The following trends in the Company's affairs are not obvious from the financial statements above.

          (a) Margins. As the Company changes the source of its gross revenues to a higher percentage from international calls versus U.S. calls, its gross profit will improve. The gross profit margin (after carrier costs and sales commissions) on U.S. calls is expected to be about 20% in the future. On international calls, the margin is expected to be about 35%. These are less than the 46% average margin earned in the year ended June 30, 1993 and 37.9% to June 30, 1994.

          (b)         Consulting Fees.  See Item 6,  "Consulting Fee Revenue".
These were a large contributor in past years but none were earned in 1994 and none are expected in the future.

          (c) Mining Operations. See Item 6, "Mining Production Income" No mining revenue occurred in 1994 and none will occur in the future. The Company is no longer in the mining business.

          (d) Growth Costs. In the past, the Company has incurred two groups of monthly cash costs over which it has discretionary control; costs to develop software for specific targeted markets, and costs to develop a sales force/distributorship infrastructure for future sales to those markets. The revenue to date from the international call back system and new capital raising has supported a continuation of such expenditures. These costs will steadily become much smaller in the future. Project financing is expected to pay for a major part of the costs to establish more distributorships. See
Item  6,  "Project  Financing"

Liquidity

Working  Capital:

                        AUDITED                UNAUDITED
                     --------------  ------------------------------
                     June 30, 1994   June 30, 1993   June 30, 1992
                     --------------  --------------  --------------
Current Assets       $       26,930  $    1,100,451  $      714,612
Current Liabilities  $    1,929,100  $      918,481  $      654,555
Working Capital      $  <1,902,170>  $      181,970  $       60,057
Current Ratio            0.01 times      1.20 times      1.09 times

The Company made little progress to improve its working capital in the year ended June 30, 1994. In November 1993 the high cost bridge loan ($250,000 initially and $211,691 at June 30, 1993) was paid out from the sales of shares. The Company continued its efforts to raise working capital to support and expand operations. The Company is implementing a policy to that requires international customers to require deposits plus their credit card or automatic bank debit authorization for faster collections of accounts.

     The Company has no future obligations to incur capital expenditures. The Company continues to use its best efforts to keep the majority of its overhead and all of its capital expenditure items controlled by management discretion.

     A variety of events beyond the Company's control could, and subsequent to June 30, 1994 did, dramatically effect the Company's need for cash. The Company's carriers could change their terms of trade for better or worse. Competitors could provide an easy-credit/slow-pay alternative to customers that now pay the Company via deposits and/or a U.S. dollar credit card or automatic bank debits. This could force the Company to extend more credit. See Item 6, "Competitive Environment and General Uncertainties". See Item 6, ("Capital Resources") for a discussion of the actions the Company was or is taking to increase its capital, to mitigate the foregoing uncertainties.

     As a generalization, by the end of 1994, the Company's cash flow from operations basically equaled its overhead expenditures Accordingly, for the Company to improve its liquidity/working capital or grow faster, it will be required to raise additional capital.

     Equity  sales  of  common  shares   has been the Company's main source of
funding  in  the  past  and will probably be required in the near future.  The
Company intends in due course, to achieve growth through project financing. See Item 6, "Project Financing". If project financing is successful, equity financing will be expected to decline.

     Unusual Past Bridge Financing and Lease Financing. See Items 6, "Financing Costs". In the future, the Company intends to have no new short term loans of the type arranged in late 1992 and paid out in November 1993 from the proceeds of common share sales. The Company has the option to accumulate interest on this debt (not pay in cash) and intends to pay down this debt, after certain first priority debt is paid - primarily Sprint. The Company has negotiated with the secured creditor to use certain equipment to obtain base financing to be repaid from future equity funding; subject to certain reasonable conditions.

     Secured Notes and Future Guaranteed Debt. In late 1992, the Company entered into an underwriting agreement to issue up to $5.0 million of its 9% four year convertible secured notes with warrants to buy common shares (the "Notes"). A surety company's guarantee was the security. The intention was, and is, that with the Company common stock becoming listed on the Boston
Stock Exchange and the price would rise sufficiently that the issued notes ($675,000) will be converted to common shares. To the extent, the Company is confident that future debt, whether guaranteed or not, can be converted to equity, the Company will raise additional cash using similar secured notes.

     Project Financing. The international call back business requires, or is better if, a sales force exists in each international city where the Company wishes to and is able to attract customers. The Company believes such sales forces should be reasonably independent distributorships owned primarily by the sales managers and their financial backers but with certain controls by the Company. The financing of such distributorships provides an excellent opportunity for future off-balance sheet equity financing. The Company's long term intention is that new city distributorships can be created with equity financing that ties only to the distributorship's revenues. This was currently the case for the sales distributorships in Argentina and Brazil where the Company's securities or cash were not used to develop those distributorships. These distributorships did not have the Company's control factors built in as is the case for newer distributorships. Unfortunately, a lack of control factors resulted in the Brazil and Argentina distributorships severing ties with the Company and becoming independent operations resulting in a substantial reduction in Company revenues. In the near term, in order to develop a track record of distributors of the Company's products so that such low risk self-financing is available faster and in greater quantity than is now the case, the Company intends to use its securities to help launch the next several distributorships.

ITEM  7.          FINANCIAL  STATEMENTS

The  financial  statements  are  filed  pursuant  to  Item  13(a).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     There were no disagreements on accounting and financial disclosures with either of the former auditors or the current auditors. For the audit for the year ended June 30, 1994, the previous auditor, KPMG Peat Marwick resigned because it was a creditor in the bankruptcy of the Company.

     KPMG Peat Marwick replaced the firm of BDO Dunwoody Ward effective December 30, 1993, and audited the year ended June 30, 1993 statements. The major reason for the change was that BDO Dunwoody Ward Mallette did not have a Utah office and the Company had moved its incorporation to Wyoming from British Columbia, its headquarters to Salt Lake City from Vancouver, and the Company had to change its accounting to U.S. dollars (from Canadian dollars) and in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") (from Canadian GAAP.)

     The reports of KPMG Peat Marwick for the year ended June 30, 1993 and those of BDO Dunwoody Ward Mallette on the Company's financial statements for the previous two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty,
audit  scope,    accounting  principles  or  practices,  financial  statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of the auditors, would have caused the auditors to make reference to the matter in their reports.

     These  changes  were  filed  with  the  SEC  on  Form  8-K.


                                   PART III

ITEM 9.A.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS


     Directors and Executive Officers.  The Directors and Executive Officers of the Company are as
     --------------------------------   follows:



Name                   Age                                 Position
---------------------  ---  ----------------------------------------------------------------------

Dr. Kenneth D. Rogers   54  President, Director and Chairman of the Board, Managing Director and
Bountiful, Utah             Chief Financial Officer
William H. Rogers       56  Secretary and Director, Managing Director and Chief Operations Officer
Salt Lake City, Utah
John H. Picken          49  Treasurer and Director, Managing Director and Chief Technical Officer
Salt Lake City, Utah



     The Directors of the Company hold office for three year terms with one-third of their terms expiring at each annual meeting of the Stockholders upon their successors being duly elected and qualified. J. H. Picken's term expires at the next annual meeting (1994), and W. H. Rogers' and K. D.
Rogers' terms expire at the 1995 and 1996 annual meeting respectively. The Company presently has an executive committee and an audit committee, both comprised of K. D. Rogers, W. H. Rogers and J. H. Picken. No family relationships exist between or among Directors and officers of the Company, except that Dr. Kenneth D. Rogers and William H. Rogers are brothers.

     The background and principal occupations of each director and officer of the Company are as follows:

     Dr. Kenneth D. Rogers has been the Chairman, President and a Director of the Company since 1986; and a -Director of NorTel CCI, Inc., a private consulting and investment company --and certain of its predecessor entities since 1980. His education includes a B. Comm. (1961), M.B.A. (1963), and Ph.D
(1966), all in business administration. He has thirty years of diversified, senior level business experience.

     Mr.  William  H.  Rogers  has  been  the  Secretary and a Director of the
Company since April, 1986; and a Director of NorTel CCI, Inc. a private consulting and investment companies, and certain of its predecessor entities since 1980. His education includes a B.A. (1961) and numerous post graduate level courses in economics, political science, and law. He has thirty years of diversified senior level business experience.

     Mr. John H. Picken has been the Treasurer and Director of the Company since 1989; Di-rector of Lynbrook Centroamerica S.A., a mine operations company since 1984 and Los Colig-alleros S.A., an investment holding company; --a Director of NorTel CCI, Inc. a private investment and consulting company, and certain of its predecessor entities since 1985--. His education includes a B.S. in Engineering (1968). He has fifteen years experience in technical operations and management of large scale resource projects, and eight years of diversified general business management experience, including ten years of international business experience.

     Other  Officers.    The  following  three  persons  are  officers  of
     ---------------
subsidiaries, are not executive officers of the Company and are included in the compensation group:

     Mr.  Gary  L.  Jensen  -  Vice  President  of  Programming  and  Product
Development of NorTel-US or its predecessor entities since mid-1989. Mr. Jensen (age 56) has a B.S. Degree from Brigham Young University and a Technical Degree from the Devry Institute of Technology. Mr. Jensen has had more than 15 years, senior level experience in the programming, installation, and implementation of computerized long distance networks and billings system and other telecommunications and electrical applications. Mr. Jensen resides in North Salt Lake, Utah.

     Mr. Robert C. Stenquist - Assistant Secretary and Chief Accountant of NorTel-US or its predecessor entities since early 1989. Mr. Stenquist (age
66) attended Weber State University in Utah and the University of Utah studying accounting and economics. His business background includes nineteen years banking including ten years of auditing; and from 1982 to 1989 as an administrator and loan officer in the securities and mortgage finance businesses respectively, with other concerns. He supervises the accounting function in the Company's corporate office, Salt Lake City, Utah. He resides in North Salt Lake, Utah.

     Mrs. Vicki L. Poelman - Vice President, General Manager and a director of COOP Communications, Inc. since its formation in April 1992. From 1988 to 1992, Mrs. Poelman (age 51) was Executive Vice President of COOP Business Services, Inc. the Provo, Utah based telephone reseller and rebiller from which the Company acquired the Customer list used to develop the business of it subsidiary, COOP Communications, Inc. She resides in Provo, Utah.

     Involvement in Certain Legal Proceedings.  The Company's three Directors,
K. D. and W. H. Rogers and J. H. Picken were Directors and executive officers of TravelTel, Inc., a former subsidiary of the Company, when it went into Chapter 11 Bankruptcy on January 29, 1993. Gary L. Jensen, and Robert C. Stenquist were also involved in TravelTel, Inc. in capacities similar to those they hold for the Company. Since the fiscal year end the Company's three directors have been formally charged with aiding approximately 700 Canadians evade Canadian income taxes for 1986 and 1987. The proceedings are in Edmonton, Canada when they commence.

     Long Term Control. The Company's three Directors have long term (12 years) management contracts via NorTel CCI, Inc., and are parties to the Earn-Out Preferred Shares Agreement. See "Amended Managers Agreement" and "Earn-out Preferred Share Agreement." The Provisions of these agreements make it very likely that the three existing Directors will be in absolute control of the Company for at least twelve (12) years. The Company intends these agreements to correlate the interests of the managers and certain others including NorTel CCI, Inc., with those of the other shareholders, and to define the earnings targets the Company expects them to achieve for the mutual benefit of the other shareholders, the Company, and themselves. However, there is no certainty that as the Company and its environment changes, or the affairs of the Directors change (example the Canadian income tax evasion charges) that differences in these interests may arise. In addition, if the existing management is not leading the Company as other shareholders might wish, the existing management will be very difficult to remove. These contracts were not entered into in arm's length negotiations. See "Certain Relationships and Related Transactions" and "Executive Compensation."

ITEM:  9.B          COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The Company is unaware of any filings relating to insider trading or otherwise required of Directors, Officers or holders of 10% of the Company's shares that have not been made. NorTel CCI, Inc. and some of the parties transacting with it in July 1994, were probably required to report in August, but to the Company's knowledge have not yet done so.

ITEM  10.          EXECUTIVE  COMPENSATION

     General. No executive officer or other officer of the Company received cash compensation, paid or accrued, exceeding $60,000 during its fiscal years ended June 30, 1992, June 30, 1993, or June 30, 1994. Pursuant to the Amended Managers Agreement, the Company has agreed to pay each of the three Directors as the senior officers more than this amount, but to date the majority of their agreed compensation has been waived. The Directors have not been compensated for any previous meetings of the Board of Directors. Specific plans to compensate the Directors have been established at $100 per month each, but to date, these have been waived by all Directors.

     All executive officers and Directors of the Company and the three officers of subsidiaries as a group (six persons), in all capacities during its fiscal year ended June 30, 1994, received the aggregate amount of compensation of $244,600 (June 30, 1993 - nine persons $168,600), paid or accrued, from the Company and its subsidiaries. The amount shown excludes funds expended by the Company or reimbursed to such persons for expenses, some of which may be personal benefits. The Company is unable to determine, without unreasonable effort or expense, the extent to which such benefits may be personal, if at all, and after reasonable inquiry, has concluded that the aggregate amount, if any, of personal benefits does not exceed the lesser of $25,000 or 10% of the cash compensation for any one person, or with respect to the group does not exceed the lesser of $25,000 times the number of persons in the group or 10% of the aggregate cash compensation reported for the group.

     Benefit  Plans.    The  Company  does not have a pension plan, retirement
     --------------
plan, profit sharing plan or similar existing benefits for its Directors, officers, or employees, except pursuant to the "Earn-out Preferred Share Agreement" described below. The Company has a stock option plan which provides options to purchase the Common Stock of the Company to its Directors, executive officers, and the other employees. In that regard, as of June 30, 1994, there were outstanding stock options and warrants to purchase the Common Stock of the Company that were held by five of the above six persons, as described below:

EXERCISE


                           SECURITY OF    NUMBER     PRICE
NAME                       THE COM-PANY  OF SHARES  (CDN $)   EXPIRATION DATE
-------------------------  ------------  ---------  --------  ---------------


Gary Jensen (2)            Options           6,500  $   4.90  March 1, 1996
John H. Picken (2)         Options          37,889  $   6.10  June 29, 1997
Dr. Kenneth D. Rogers (2)  Options          13,872  $   5.60  June 29, 1995
William H. Rogers (2)      Options          37,888  $   6.10  June 29, 1997
Bob Stenquist (2)          Options           2,000  $   4.90  March 1, 1996
                                         ---------
Total Group of 6                            98,149
-------------------------                =========


(1) The number of shares and exercise price of options and warrants have been adjusted to reflect the one-for-ten reverse split of the Common Stock of the Company on May 11, 1992.

(2) See "Directors, Executive Officers, Promoters & Control Persons" for a description of the role of these persons in the Company. The balance of the group of six persons referred to above under "Cash Compensation" hold no Options or Warrants except as set forth under "COOP Customers List." Other employees have options under the same plan.

     COOP Customer List. Pursuant to an agreement effective March 26, 1992, as amended July 15, 1993, the Company agreed to pay a company wholly owned by the direct family of Vicki Poelman for a Customer List, an amount in Company Common Stock at $10.00 per share (solely for the purpose of this agreement - but approximated the VSE market price at the time). The amount was to be the net income of the Company's wholly owned subsidiary, COOP Communications, Inc., for the forty (40) month period from April 1, 1992 to June 30, 1995 and may be between nil and $500,000. To date, the net income from the Customer List (the COOP subsidiary) has been negligible. The agreement was terminated by mutual consent of the parties without expense to the Company.

     Amended Managers Agreement. The Company has contracted with NorTel CCI, Inc., on a cash fee and Earn-out share performance basis the full-time services of the Company's three Directors and executive officers (Kenneth D. Rogers, William H. Rogers and John H. Picken) until December 31, 2005. The contract increases or decreases the monthly cash fees as the Company is doing better or worse respectively. The Company may accrue the fees or defer payment of cash in times of cash shortages. The agreement provides for a minimum of $4,000 per month of cash fees per manager and a maximum of $15,000.
 This contract was amended effective April 1, 1994; and up to June 30, 1994, the minimum has been waived. The agreement grants these three persons the day to day authority, responsibility, and accountability for all decisions of the Company. The agreement ties to the Earn-out Preferred Share Agreement (see below) pursuant to which the participants thereof have agreed to vote as a pool (via NorTel CCI, Inc.) To insure continued directorships and control of the Company by existing NorTel CCI, Inc. And thereby the three Directors for at lease twelve years.

     The Amended Managers Agreement and Earn-out Preferred Share Agreement both encourage and allow the participants to add to the management team. This is intended to increase the likelihood that the Earn-out levels are achieved and to enable the existing participants to add other people to share in the rewards of achieving a higher percentage of the potential Earn-out or
Performance Shares. It is the current intentions of the Company and its existing Directors to use their best efforts to add others to the management Earn-put group. Discussions are currently in process with certain existing employees and others, but no agreement can be assured at this time.

     Earn-Out Preferred Share Agreement. This  agreement  is between the three
     ----------------------------------
Directors of the Company (the "Managers"), the Company, NorTel CCI, Inc., the registered owner of all the 3.3 million Class A Series 1 Preferred Shares (the "Earn-out Preferreds"), the three Directors of the Company, and Barbara Rogers, wife of K.D. Rogers, Nancy Picken, wife of J. H. Picken and 97704 Canada Ltd., a Rogers controlled company. Each share of Earn-out Preferred Stock has one (1) vote. See "Dilution, Capitalization & Description of Capital Stock." The agreement pools the 3.3 million votes of the outstanding
3.3 million Earn-out Preferreds, giving the participants in the Earn-out Preferred Share Agreement (other then the Company), as a group, the absolute control over the Company. The Earn-out Preferreds are owned (registered) 100% by NorTel CCI, Inc. The Earn-out Preferreds were paid for by three equal Promissory Notes, each of which is signed jointly by NorTel CCI, Inc. and one of the three Managers. The Notes are due on or before December 31, 2005, without interest and will be canceled if bonuses to pay for conversion are not earned. See "Security Ownership of Certain Beneficial Owners and Management."

     The Earn-out Preferreds are convertible into Common Stock if the Notes are paid in cash or based on an Earn-out formula. The conversion is progressively more difficult to earn. As conversion is earned, each of the Earn-out Preferreds may be converted into ten Common Shares. The Company is obligated to pay a bonus to the Managers or NorTel CCI, Inc. in an amount sufficient to pay for that portion of the Notes which related to those Earn-out Preferreds for which conversion has been earned. Any portion of the Notes not paid in cash or paid through the earning of conversion prior to the December 31, 2005, is to be canceled along with the related Earn-out Preferreds.

     The Earn-out formula is based on criteria, established for management Performance Shares, by the British Columbia Securities Commission (Policy 3-07); the authority for the jurisdiction where the Company was incorporated at the time the original Preferred Share Agreement was entered into. The number on a prorated basis of the 3.3 million Common Shares to which some or all of the Earn-out Preferreds may be converted on a one (1) Earn-out Preferred for one (1) Common Share basis is equal to the "Cumulative Cash
Flow" of the Company divided by an Earn-out Factor, namely four times the square of the Performance Share Percentage, expressed as a decimal. The Performance Share Percentage is the percentage that the portion of the Earn-out Preferreds or Performance Shares being evaluated as being earned is of the number of Common Shares then outstanding, including the Earn-out shares which are being earned at the Cumulative Cash Flow Level. "Cumulative Cash Flow" is a term defined in the Earn-out Preferred Share Agreement, and is
calculated  as  follows:    Net  income  (loss)  plus  (1)description  and
amortization; (2) increases in bad debt or equivalent reserves; (3) accrued interest on debt if the amount accumulates; (4)expended research and development costs; (5) write-downs or write-offs of assets or other similar non-cash reductions of net income.

     The Earn-out Preferred Share Agreement amended or replaced the Preferred Share Agreement effective April 1, 1994, and split the Earn-out Preferreds on a ten (10) for one (1) basis. More than 700,000 Earn-out Preferreds had earned convertibility to Common Shares by March 31, 1994, and the right to a $700,000 bonus from the Company to pay the related Notes owing to the Company.
 As part of the Lynbrook Settlement Agreement these 700,000 Earn-out Preferreds and the related conversions right and bonus were redeemed by the
Company. The Notes for the remaining 3.3 million shares remain at $4.0 million and the future Earn-out calculations will be made after deducting the Cumulative Cash Flow necessary to earn the convertibility for the 700,000 shares that are canceled.

     If the number of Common Shares is greater, the amount of Cumulative Cash Flow needed to earn convertibility is less, but the Earn-out participants would collectively own a proportionally smaller percentage of the Company.

ITEM  11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Principal  Shareholders  of  Common  Shares   The  following  table  sets
     -------------------------------------------
forth each shareholder owning 10% or more of the Company's Common Stock, and the aggregate ownership of the Company's Common Stock by the group of nine officers and Directors set forth above as a group, as of June 30, 1994. No shareholder owns 10% or more of the shares. See Note (2) to table below. None of these persons other than the three Directors own shares.


                                                        PERCENTAGE OF
                                           NUMBER OF     OUTSTANDING
NAME                                      SHARES OWNED   COMMON STOCK
                                          ------------  --------------

John H. Picken, Salt Lake City, UT (1)          64,317            2.1%
Kenneth D. Rogers, Bountiful, UT (1)            15,406            0.5%
William H. Rogers, Salt Lake City, UT(1)        15,407            0.5%
----------------------------------------  ------------  --------------
                                                95,130            3.1%
                                          ------------  --------------
Total


     Voting  -  Common  and Preferred Shares.  Subject  to  either  payment of
     ---------------------------------------
$1.00 per Earn-out Preferred Share or certain "Earn-out" or "earnings performance", the Company's 3.3 million outstanding Class A Preferred Shares Series 1 (the "Earn-out Preferreds") are convertible into up to 3.3 million Common Shares prior to December 31, 2005, and are entitled to 3.3 million votes until then. Including the Earn-out Preferreds, and the 3,023,132 outstanding shares, significant share holdings in terms of voting authority are as follows:


   OWNER                                       TYPE OF SHARE   VOTES (4)   % OF VOTES
---------------------------------------------  -------------  -----------  -----------
3 Directors as a Group  (see table above)      common              95,130         1.5%
NorTel CCI, Inc. (1) (2)                       preferred       -3,300,000        51.5%
NorTel CCI, Inc. (4)                           common             516,951         8.1%
                                                              -----------  -----------
Total of above Preferred and Common Votes (5)                   3,912,081  or           61.1%
---------------------------------------------                 -----------               -----

(1) NorTel CCI, Inc., is a Utah corporation in which the Directors of the Company and their families collectively own sufficient interests that NorTel CCI, Inc. is related to the Company. The CCI Preferreds include Warrants to buy 440,000 Common Shares at $1.00 per share.
(2) See "Certain Relationships and Related Transactions" for disclosure of indirect minority interest of certain Directors in NorTel CCI, Inc.
(3) See "Earn-out Preferred Share Agreement" under "Executive Compensation" above for disclosure of the control of the Company by the existing Directors and certain others. To the extent the conversion of the Earn-out Preferreds is achieved, a major portion, and possibly all of the resulting Common Shares will become beneficially owned by the management that achieves the Earn-out. At this time, the only participating managers are the Company's three Directors.
(4) The Earn-out Preferreds have these votes at this time and are convertible to this same number of shares of Common Stock. See "Earn-out Preferred Share Agreement" in the preceding section.
(5) 3,912,081 voting rights of the listed parties is 61.1% of 6,323,132 total voting rights.

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Earn-out  Preferred  Share Agreement.  The  ownership  of all 3.3 million
     ------------------------------------
of the Secured, Participating Class A Preferred Shares - Series 1 (the "CCI Preferreds") by NorTel CCI, Inc., itself, makes NorTel CCI, Inc. "related" to the Company in that it owns more than 10% of the voting control of the Company. All of the Company's Directors have interests in NorTel CCI, Inc. and were parties to, and expect to benefit from, this agreement as were 97704 Canada Ltd. (66 2/3% owned by the family holding companies of K.D. & W. H. Rogers), Barbara Rogers (wife of Kenneth D. Rogers, Director), and Nancy Picken (wife of John H. Picken, Director). See "Earn-out Preferred Share Agreement" under "Executive Compensation."

     Amended  Management  Agreement.  The  Company's  three Directors, Kenneth
     ------------------------------
D. Rogers, William H. Rogers, and John H. Picken, were all parties to and expect to benefit from this agreement. See "Executive Compensation." This agreement is tied to the Earn-out Preferred Share Agreement and together they give these three persons control over the Company for 12 years, along with a very large ownership/share incentive in the form of Earn-out or performance shares (the "Earn-out Preferreds"). This contract was not entered into in arm's length negotiations. See "Amended Managers Agreement" under "Executive Compensation."

     NorTel  CCI, Inc..  NorTel CCI, Inc. ("CCI") is  a Utah  corporation with
     -----------------------------------
registered offices at 136 East South Temple, Suite 2150, Salt Lake City, Utah, 84111-1125. CCI was formerly an inactive subsidiary of the Company, which was transferred to the current owners, including the Company's Directors and officers, including the share holdings in the Company held by CCI. Because of the interests of the Directors and officers in CCI, CCI is related to the Company. Pursuant to agreements with related parties (non-arm's length), CCI has replaced a variety of related and other parties that previously had various agreements or involvements with the Company, as summarized below:

1.Pursuant to the "Notes" - CCI Preferreds Exchange Agreement effective April 1, 1994, and subject to the Company raising an additional $750,000 (net) of equity, CCI will become the registered and beneficial owner of 44,000 shares ($440,000 worth) of Class B Preferred Stock (the "CCI Preferreds") and Warrants to buy 440,000 Common Shares at $1.00 (US) per share at anytime prior to June 28, 1999, in exchange, in part for the $441,079 of Notes due, directly and indirectly, by the Company to CCI.

2. Pursuant to the Lynbrook Settlement Agreement effective April 1, 1994, and otherwise the $1.0 million debt due by Lynbrook Corporation N.V. ("Lynbrook") to the Company in respect to the Earn-out Preferreds, and the similar Notes from Espinar Ltd ($1,000,000) and Yorkdale Financial Corporation ($2,000,000) have been replaced by $4.0 million of Notes on the same terms. The three new Notes for $1-1/3 million each, are each signed jointly by CCI and one of the three Directors of the Company. The number of Earn-out Preferreds was split on a ten (10) for one (1) basis and then was reduced to 3.3 million shares with 3.3 million votes and convertible to 3.3 million Common Shares. Lynbrook and others transferred approximately 500,000 shares of the Company's Common Stock to CCI, and the Company and CCI agreed, subject to the Company raising $750,000 of equity (net) to exchange part of Lynbrook's Notes payable to the Company for a Promissory Note payable from CCI in the amount of $400,000.

3. Pursuant to the Lynbrook Settlement Agreement and otherwise, Lynbrook sold to the Company its 5.0% of Paid Billings, in excess of $250,000 per month, over-riding royalty interest or residuals interest on international revenues to the Company (the "Over-riding Revenue Interest") in exchange for, or paid by, the return to Lynbrook of the balance of its Notes payable to the Company. Although the Company benefits greatly from the elimination of its obligation to pay $700,000 of bonuses and the elimination (redemption) of 700,000 of the Earn-out Preferreds (set forth in Item 2 above) because the Notes to pay for the Earn-out shares are still $4.0 million, the Company has not booked any asset amount or equity reduction for these transactions related to the Earn-out Preferreds. The Company has booked the purchase of the Over-riding Revenue Interests for $1.34 million, the amount of all the former Lynbrook debt to the Company except the $400,000 which is to be replaced by a Note from CCI after the Company has raised an additional $750,000 of equity (net), and the Notes for the Earn-out Preferreds, and $40,000, providing the Company with slightly more than the remaining net book value of those assets.

4. Pursuant to the Lynbrook Settlement Agreement, Lynbrook acquired all of the Company's remaining mining assets for $40,000, providing the Company with slightly more than the remaining net book value of those assets.

     By virtue of the above and related agreements, Lynbrook, Espinar Ltd, and Yorkdale Financial Corporation are expected to no longer be either creditors or debtors of the Company, and own little, if any, Common Stock of the Company and therefore will not be relevant related parties. Reference is hereby made to the 1993 Annual Report in Form 10K for past transactions with these entities.


                                   PART IV

ITEM  13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)      Financial Statements                                           Page

     (1)  Independent  Auditors'  Report  relating  to:

          Consolidated Balance sheets - June 30, 1994 and 1995 Consolidated Statements of Operations - Years ended June 30, 1994 and 1995
          Consolidated Statements of Stockholders' Equity - Years ended June 30, 1994 and 1995
          Consolidated Statement of Cash Flows - Years ended June 30, 1994 and 1995
          Notes  to  Consolidated  Financial  Statements

     (2)  Independent  Auditors'  Report  relating  to:

          Consolidated  Balance  Sheet  -  June  30,  1993.
          Consolidated Statement of Operations - Year ended June 30, 1993. Consolidated Statement of Stockholder's Equity - Year ended June 30, 1993.
          Consolidated Statement of Cash Flows - Year ended June 30, 1993. Notes to Consolidated Financial Statements - Year ended June 30, 1993.

(b)      Financial  Statement  Schedules

          Financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statement notes thereto.

(c)          Exhibits

The  exhibits  filed  as  part  of  this  report  are  as  follows:

(1)   Underwriting Agreement:  Agreement  dated  October 20, 1993, between the
      ----------------------
Company and American Trading & Investment, Inc. to underwrite up to $5.0 million of 9.0%, four year convertible Secured Notes (guaranteed by a surety company) with Warrants, to buy common shares. Filed with the Securities and Exchange Commission as an exhibit, numbered (1), to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

(3)    Articles of Incorporation and By-Laws:  Articles of  Incorporation  and
       -------------------------------------
By-Laws, filed as Item 19B Rev. 1 in Form 8 Securities and Exchange Commission Report - Amendment No. 2 and 3, and incorporated herein by this reference. Filed with the Securities and Exchange Commission as an exhibit, numbered (2), to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

(4)    Instruments  Defining  the  Rights  of  Security  Holders,  Including
       ---------------------------------------------------------------------
       Indentures:
       ----------

4.1 Agreement dated October 28, 1992, between Shelton Financial, Inc. and the Company for Secured Promissory Note and related Security Agreement and warrants to buy common shares with amendment letter dated April 26, 1993, with additional warrants. Filed with the Securities and Exchange Commission as an exhibit, numbered 4.1, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference
4.2 Secured Note of the Company dated March 5, 1993 in favor of Herman Meinders, in the amount of $100,000, due December 31, 1996, as amended to December 31, 1993, and related Guarantee Bond, issued by Certified Surety Group, Ltd. The note includes warrants to buy 12,500 common shares of the Company at $4.00 U.S. per share until December 31, 1994. Additional Secured Notes on essentially the same terms as the foregoing are as follows:



Current Secured Noteholder            Amount   Original Note Date  Warrants in Shares
-----------------------------------  --------  ------------------  ------------------

BancOklahoma Trust Company, Trustee  $450,000  December 31, 1992               56,250
Southwest Securities, Inc.           $ 50,000  January 30, 1993                 6,250
Marguerite Colton                    $ 25,000  March 16, 1993                   3,125
                                                                   ==================
Total including Meinders                                                       78,125
                                                                   ------------------

Additional  Secured  Noes  on  very  similar  terms  are  as  follows:

Current Secured Noteholder                        Amount   Original Note Date  Warrants in Shares
------------------------------------------------  -------  ------------------  ------------------

Earle F. Waters, Trust #25002570 (1)              $25,000  September 17, 1992               3,000
Earle F. Waters and Eleanor M. Waters, Trust (1)  $25,000  September 17, 1992               3,000
                                                                               ==================
Total                                                                                       6,000
                                                                               ------------------

(1)    These  warrants  are at $5.00(CDN) per share and expire on September 7,
1997

Filed with the Securities and Exchange Commission as an exhibit, numbered 4.2, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

4.3 General Indemnity Agreement dated December 20, 1993 between the Company and Certified Surety Group Ltd. the surety company which guaranteed the $675,000 of Secured Notes that are outstanding. Filed with the Securities and Exchange Commission as an exhibit, numbered 4.3, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

4.4. Preferred Share Agreement dated June 14, 1993 between the Company and 97704 Canada Ltd and Barbara J. Rogers, William H. Rogers, Kenneth D. Rogers, John H. Picken, Lynbrook Corporation N.V., Yorkdale Financial Corporation, and Espinar Ltd. Filed with the Securities and Exchange Commission as an exhibit, numbered 4.4, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

4.5 Employee Options Agreement dated May 11, 1990, between the Company and in favor of Leonard MacMillan, in the amount of 30,000 Optioned Shares at a price of $1.55 CDN and exercisable on or before January 26, 1995, (which after the May 11, 1992, consolidation and the price change noted below is for 3,000 shares at $5.60 filed with Form 8, Item 19 (1) (b) (5) and along with the following Option Subscription Agreements on the same terms as the foregoing and outstanding on June 30, 1993:


                            Date of     Number of   Purchase Price
Employee Name              Agreement    Shar-es(2)  Per Unit CDN
------------------------  ------------  ----------  --------------
Kenneth D. Rogers         May 11, 1990      13,872  $         5.60
Curt Huber                May 11, 1990       3,000  $         5.60
Marv Livingston (1)       May 11, 1990       3,000  $         5.60
Sandy Valckx              May 11, 1990       3,000  $         5.60
------------------------                ----------
Total June 30, 1993 (in                     25,872
                                        ==========
cluding MacMillan)
Total (not canceled) in                     22,872
                                        ----------
cluding MacMillan

(1) Subsequently canceled as these persons are no longer employees or directors. (2) Options originally granted on the same terms as the forgoing to Sue Gallagher (3,000 shares), John Merko (3,000 shares), and Sam Winrob
(3,000 shares at $15.50 CDN), Ron Livingston (3,000 shares), Kevin Gowland (3,000 shares), and Jerry Walliser (3,000 shares) were canceled prior to June 30, 1993 as these persons were no longer employees or directors.

4.6 VSE approval to reduce to price of options from $1.55 to $0.56 for all persons in number 4.5 except Sam Winrob who remains at $1.55. Filed with the Securities and Exchange Commission as an exhibit, numbered 4.6, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit  is  incorporated  herein  by  reference.

4.7. Option Subscription Agreements dated March 1, 1991, between the Company in favor of Bob Stenquist for 20,000 Optioned Shares at $0.49 CDN on or before March 1, 1996, (which after the 10 for 1, the May 11, 1992, consolidation became 2,000 shares at $4.90, along with the following Option Subscription Agreements on the same terms as the foregoing are filed with Form 8, Item 9
(1)  (b)  (8):


                                              Date of      Number of   Price Per
Employee Name                                Agreement     Shares(3)   Unit CDN
-----------------------------------------  -------------  ----------  ----------
Mike Root (1)                              March 1, 1991       2,000  $     4.90
Russ Sorensen                              March 1, 1991       5,000  $     4.90
Gary Jensen                                March 1, 1991       6,500  $     4.90
Lucky Janda                                March 1, 1991      10,000  $     4.90
David Marshall (1)                         March 1, 1991       2,000  $     4.90
Alan Cornwall (1)                          March 1, 1991      10,146  $     4.90
Richard Buchli                             March 1, 1991         500  $     4.90
-----------------------------------------                 ----------
Total June 30, 1993 (including Stenquist)                     38,146
                                                          ==========
Total not canceled (including Stenquist)                      24,000
                                                          ----------

(1) Subsequently canceled as these persons are no longer employees or directors. (2) Reflects consolidations. (3) Options originally granted on the same terms as the foregoing to Perry Porter (500 shares), Debbie Lucero (Williams)(500 shares), Marvin Nielson (3,000 shares), Jim Ormsbee (3,000 shares), Rick Bennett (2,000 shares) were canceled prior to June 30, 1993, as these persons were no longer employees or directors.

4.8    Stock  Option  Agreements  dated  June  29,  1992, between the Company,
Williams H. Rogers and John H. Picken for 37,888 and 37,889 (after consolidation) options for shares respectively at $6.10 CDN, filed with Form 8, Item 19 (1) (b) (19) and are incorporated herein by this reference. Options for 10,000 shares granted as above for George E. Davis was canceled on after June 30, 1993, as he was no longer a director.

(9)    Voting Trust Agreement:  No specific Voting Trust Agreement exists, but
       ----------------------
the Preferred Share Agreement includes features obtain to a Voting Trust Agreement. See Preferred Share Agreement, this Item, Exhibit 4.4 as referenced above in "Instruments Defining the Rights of Security Holders, Including Indentures".

(10)   Material  Contracts:
       -------------------

10.1 NorTel Managers Agreement dated June 14, 1993, as amended to November 26, 1993, between the Company and William H. Rogers, Kenneth D. Rogers, and John H. Picken, and filed as part of Form 8, Item 19 (b) (1) (20).

10.2 Agreement Service Agreement dated April 10, 1991 and March 30, 1993, between the Company and Sprint for the purchasing of long distance services, and filed as part of Form 8, Item 19 (b) (1) (20).

10.3 Wholesale Marketing Agreement dated February 5, 1992, between the Company and One-2-One Communications, Inc. for the purchasing of long distance services, and filed as part of Form 8, Item 19 (b) (1) (20).

10.4 Digital Switched Service Agreement dated October 23, 1991, between the Company and U.S. West Communications, Inc. to supply the use of digital exchange telecommunications service, and filed as part of Form 8, Item 19 (b)
(1)  (20).

10.5 Master Agreement dated August 27, 1991, between the Company and Intertoll Communications Network as a distributor of the Company's services in Argentina, Brazil, and other South American countries, and filed as part of Form 8, Item 19 (b) (1) (23).

(11)   Statement  Re  Computation  of  Per  Share  Earnings:
       ----------------------------------------------------

(13)   Annual  Report  to  Security Holders, Form 10-Q or Quarterly  Report to
       -----------------------------------------------------------------------
Security  Holders:    Company  Quarterly  Reports  dated  September  30, 1992,
-----------------
December  31,  1992,  March  31,  1992,  and  Form  10-Q dated March 31, 1993.

(20)   Other  Documents  or  Statements  to  Security  Holders:
       -------------------------------------------------------

20.1 Private Placement Offering Memorandum for 9% Convertible Secured Notes with Warrants dated December 24, 1992, between the Company and American Trading & Investment, Inc. Filed with the Securities and Exchange Commission as an exhibit, numbered 21.1, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

20.2 Notice of Annual General Meeting of Members dated November 27, 1992. Filed with the Securities and Exchange Commission as an exhibit, numbered 21.2, to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

(21)   Subsidiaries  of  the  Registrant:  List  of  current  and  former
       ----------------------
subsidiaries.
------------

(99)   Additional  Exhibits:
       ----------------------

99.1 Republic of Costa Rica Mining Code, dated October 4, 1982, for the granting and administration of exploration and exploitation permits for ore deposits, filed with Form 18 as Item 19 (1) (b) (17) and incorporated herein by this reference.

REPORTS  ON  FORM  8-K

No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  NORTEL  COMMUNICATIONS  INC.
                            (Registrant)



By:  /S/  W.  P.  Williams,  Jr.                    Date:  November  18,  1996
    --------------------------------------------------------------------------
     W.P. Williams, Director and Chief Executive Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /S/  W.  P.  Williams,  Jr.                    Date:  November  18,  1996
    --------------------------------------------------------------------------
     W.P. Williams, Director and Chief Executive Officer

                          CROUCH, BIERWOLF & CALL
                        Certified Public Accountants
                        50 West Broadway, Suite 1130
                         Salt Lake City, Utah 84101
[Letterhead]


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

To  the  Board  of  Directors  of
American  Nortel  Communications,  Inc.
and  Subsidiary

We have audited the accompanying consolidated balance sheets of American Nortel Communications, Inc. and subsidiary as of June 30, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Nortel Communications, Inc. and subsidiary as of June 30, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8, the Company's lack of operations and lack of operating capital raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


October  9,  1996
Salt  Lake  City,  Utah

             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY

                      CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 1995 AND 1994


                               C O N T E N T S
Independent Auditors' Report                     3

Consolidated Balance Sheets                      4

Consolidated Statements of Operations            5

Consolidated Statements of Stockholders' Equity  6

Consolidated Statements of Cash Flows            7

Notes to the Consolidated Financial Statements.  8


             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                              Consolidated Balance Sheets


                                   ASSETS
                                   ------

                                                     June 30,
                                          ----------------------------
                                              1995           1994
                                          -------------  -------------
CURRENT ASSETS

  Cash (Note 1)                           $         65   $     26,930
                                          -------------  -------------

TOTAL ASSETS                              $         65   $     26,930
                                          =============  =============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
     Accounts payable                     $     77,819   $    719,488
     Note payable-related party (Note 6)             -        365,444
     Notes payable (Note 6)                    675,000        734,000

     Accrued interest                          188,489        110,168
                                          -------------  -------------

     Total Current Liabilities                 941,308      1,929,100
                                          -------------  -------------

STOCKHOLDERS' EQUITY

Series A convertible preferred stock;
   no par value; 50,000,000 shares
   authorized; 3,300,000 shares
   issued and outstanding                       33,000              -

Common stock; authorized 30,000,000
   common shares, no par value;
   3,023,132 shares issued and
   outstanding                              20,143,157     20,143,157

Retained deficit                           (21,117,400)   (22,045,327)
                                          -------------  -------------

     Total Stockholders' Equity               (941,243)    (1,902,170)
                                          -------------  -------------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY               $         65   $     26,930
                                          =============  =============

  The accompanying notes are an integral part of these financial statements.

             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                         Consolidated Statements of Operations



                                                              For  the  Years Ended
                                                                    June  30,
                                                           --------------------------
                                                               1995          1994
                                                           ------------  ------------
Revenue                                                    $   326,843   $ 2,404,083

Cost of sales                                                  235,892     1,645,356
                                                           ------------  ------------

     Gross Profit                                               90,951       758,727

General and administrative expenses                            470,178     1,153,479
                                                           ------------  ------------

Operating income before reorganization items
   and tax benefit                                            (379,227)     (394,752)
                                                           ------------  ------------

Reorganization Items
   Loss on abandonment and disposal of equipment (Note 2)            -    (2,697,281)
   Loss on accounts and notes receivable (Note 5)                    -      (865,491)
   Loss of deposits (Note 3)                                         -      (36,679 )
   Loss on note from subsidiary (Note 7)                    (4,517,717)            -
                                                                                   -
                                                           ------------  ------------

     Total reorganization items                             (4,517,717)   (3,599,451)
                                                           ------------  ------------

Income/(Loss) before income tax                             (4,896,944)   (3,994,203)

Income tax  (Note 1)

NET LOSS                                                   $(4,896,944)  $(3,994,203)
                                                           ============  ============

WEIGHTED AVERAGE LOSS PER SHARE -
 assuming full dilution                                    $     (1.61)  $     (1.41)
                                                           ============  ============

AVERAGE SHARES OUTSTANDING                                   3,050,255     2,834,294
                                                           ============  ============

  The accompanying notes are an integral part of these financial statements.

             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                     Consolidated Statement of Stockholder's Equity
  The accompanying notes are an integral part of these financial statements.



                                              Common  Stock          Preferred Stock      Subscriptions     Retained
                                           Shares      Amount      Shares       Amount      Receivable      Deficit
                                          ---------  -----------  ---------  ------------  ------------  -------------
Balance at June 30, 1993                  2,645,455  $19,654,964    400,000  $ 4,000,000   $(4,212,967)  $(18,051,124)

Payments received on notes
   receivable                                                                                  212,967

Cancellation of preferred stock and
   subscriptions receivable                                        (400,000)  (4,000,000)    4,000,000

Issuance of common stock for cash           377,677      488,193

Net Loss for year ended
   June 30, 1994                                                                                           (3,994,203)
                                          ---------  -----------  ---------  ------------  ------------  -------------

Balance at June 30, 1994                  3,023,132   20,143,157          -            -             -    (22,045,327)

Remove investment in subsidiary                                                                             5,824,871

Issuance of preferred stock for services                          3,300,000       33,000

Net Loss for year ended
   June 30, 1995                                                                                           (4,896,944)
                                          ---------  -----------  ---------  ------------  ------------  -------------

Balance at June 30, 1995                  3,023,132  $20,143,157  3,300,000  $     3,300   $         -   $(21,117,400)
                                          =========  ===========  =========  ============  ============  =============

  The accompanying notes are an integral part of these financial statements.

             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                For the Years Ended
                                                     June 30,
                                            --------------------------
                                                1995          1994
                                            ------------  ------------
Cash Flows From Operating Activities
  Net Income/(Loss)                         $(4,896,944)  $(3,994,203)
  Less non-cash items:
     Depreciation and amortization                    -             -

     (Gain)/Loss on reorganization items      5,824,871     3,301,489
     Issuance of stock for services              33,000             -
Adjust cash for changes:
  Increase (decrease) in payables            (1,066,113)       44,428
  Increase (decrease) in accrued expenses        78,321       (65,466)
                                            ------------  ------------

     Net Cash from Operating Activities         (26,865)     (713,752)
                                            ------------  ------------


     Net Cash from Investing Activities               -             -
                                            ------------  ------------

Cash Flows From Financing Activities
  Issuance of common stock                                    488,193
  Principal payments on long-term debt                        212,967
                                            ------------  ------------

     Net Cash from Financing Activities                       701,160
                                            ------------  ------------


Net Increase (Decrease) in Cash                 (26,865)      (12,592)

Cash at Beginning of Period                      26,930        39,522
                                            ------------  ------------

Cash at End of Period                       $        65   $     26,93
                                            ============  ============


Supplemental cash flow information:

Cash Paid For:
  Interest                                            -   $    25,970

  Income Taxes                              $         -   $         -


  The accompanying notes are an integral part of these financial statements.

             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                     Notes to the Consolidated Financial Statements
                            June 30, 1995 and 1994


NOTE  1  -SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.    Organization
           ------------

American  Nortel  Communications,  Inc.  (American  Nortel)  was  originally
incorporated  in  Briti          sh  Columbia,  Canada  in  May,  1992 and was
reincorporated in the state of Wyoming in February, 1993. American Nortel is engaged in the telecommunications business as a value-added reseller and
rebiller  in  the  long  distance    telephone  business.

Nortel Communications, Inc. (Nortel) was incorporated in the state of Wyoming on March 10, 1992.

The Company was concentrated in international markets, specifically South America. During the summer of 1994, the Company was boycotted by a major customer. Revenue declined abruptly and the Company was no longer able to meet it's current obligations. The Company was unable to pay its primary carrier and other creditors. This sequence of events led the Company to petition for protection under Chapter 11.

On September 14, 1994, American Nortel and Nortel Communications, Inc. (a wholly owned subsidiary of American Nortel) filed a petition under Chapter 11 of the Bankruptcy Code. The two companies originally filed a consolidated petition, but American Nortel's bankruptcy petition was denied without prejudice in February, 1995.

Nortel CCI, Inc. and COOP Communications, Inc. were wholly owned subsidiaries for the period ended June 30, 1993. These subsidiaries were transferred to former directors of the Company on July 1, 1994.

Nortel was acquired by Nortel CCI (a former subsidiary of American Nortel) on June 27, 1995.


     b.    Basis  of  Presentation
           -----------------------

The consolidated statements of operations include the accounts of American Nortel Communications, Inc. and its wholly owned subsidiary, Nortel Communications, Inc. The consolidated balance sheet as of June 30, 1994 includes the accounts of American Nortel Communications and its wholly owned subsidiary Nortel Communications. The balance sheet as of June 30, 1995 includes the accounts of American Nortel. These entities are collectively referred to as the Company. All significant intercompany balances have been eliminated in consolidation.

     c.    Accounting  Method
           ------------------

The  Company's  financial  statements are prepared using the accrual method of
accounting.    The  Company  has  a  June  30 year end for financial reporting purposes.

     d.    Earnings  (Loss)  Per  Share
           ----------------------------

The computations of earnings (loss) per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. Preferred shares convertible into common shares are included in the calculation.


                AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY Notes to the Consolidated Financial Statements
                            June 30, 1995 and 1994


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     e.    Income  Taxes
           -------------

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 1995 or 1994, accordingly, no deferred tax liabilities or assets have been recognized for temporary differences.

No provision has been made in the consolidated financial statements for income taxes because the Company has incurred losses since beginning operations in the United States. At June 30 1995 and 1994 the Company has a domestic net operating loss carryforward of approximately $9,800,000 and $4,800,000 respectively, which is available to offset future federal taxable income through 2010. These carryforwards begin to expire beginning in 2008. The Company no longer operates in Canada and does no expect any benefit from its prior years net operating losses that were available to offset future taxable income in Canada.

     f.    Cash  and  Cash  Equivalents
           ----------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


NOTE  2  -  PROPERTY  AND  EQUIPMENT

Property and equipment consisted of office equipment and computer equipment. These assets were put into storage when the Company ceased operations in December of 1994. The bankruptcy trustee is currently in the process of selling the property and equipment. The estimated value is less than $10,000 due to the age of the equipment and its condition.

The costs of internally developed telecommunication software were capitalized upon the establishment of technological feasibility. The capitalized costs were written off in 1994 since the software was not completed and the technology was deemed to be outdated.


NOTE  3  -  DEPOSITS

Deposits consisted of vendor deposits, security deposits and credit card deposits which were not returned to the Company. The Company was indebted to these vendors more than the deposit amounts, consequently, the deposits were offset against the payables.

             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1994


NOTE  4  -  BANKRUPTCY

On September 14, 1994, Nortel Communications, Inc. (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of Utah. The case was converted to a Chapter 7 proceeding on March 3, 1995 and a trustee was appointed on April 3, 1995. Since his appointment, the trustee has been investigating the Debtor's financial affairs and transfers made by the Debtor prior to its bankruptcy filing. The trustee has made demand on several creditors  for  return  of preferential payments pursuant to the United States
Code, Section 547. At the date of this audit, the proceedings were still active and the bankruptcy trustee was in the process of determining and collecting on fraudulent and preferential transfers.


NOTE  5  -  NOTES  RECEIVABLE

The Company wrote off $624,495 of notes receivable in fiscal year 1994 due to uncollectibility. Approximately $424,495 of the notes were from Lynbrook Corporation, N.V. (Lynbrook), a Netherlands Antilles company which is currently out of business. The balance of the notes, $200,000 were from Nortel CCI, a previously wholly owned subsidiary which is currently inactive. The note was considered uncollectible and written off.


NOTE  6  -  NOTES  PAYABLE

                                               1995      1994
  Promissory notes to directors and
  officers; 12% interest per annum;
  due July 31, 1995.                         $      -  $365,444
                                             --------  --------

  Total notes payable to related parties     $      -  $365,444
                                             ========  ========

  Promissory note, 12% interest per
  annum; unsecured; due July 31, 1995.              -  $ 35,000

  Promissory note to employee; no
  interest rate; unsecured; due on demand.          -    24,000

  Convertible secured notes; 9% interest
  per year in first year, 18.2% thereafter;
  interest payable quarterly; secured by
  guarantee bond.                             675,000   675,000
                                             --------  --------

  Total Notes Payable                        $675,000  $734,000
                                             ========  ========


The notes to related parties bear interest at 1% per month or, if higher, the interest rate the Company pays to third party lenders. The notes require that, after certain priority payments, 50 percent of the proceeds of any underwriting or private placement on securities to be used to pay the notes.


             AMERICAN NORTEL COMMUNICATIONS, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                            June 30, 1995 and 1994



NOTE  7  -  LOSS  ON  NOTES  RECEIVABLE  FROM  SUBSIDIARY

American  Nortel had an intercompany receivable from Nortel during fiscal year
1995.    This  amount  is  uncollectible  since  Nortel  is  in  bankruptcy.


NOTE  8  -  GOING  CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had substantial operating losses for the past years mostly attributable to the loss of major customers and the subsequent bankruptcy of its operating subsidiary. Management plans to return to the telecommunications business by selling prepaid long-distance telephone cards


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES

Claims have been asserted and threatened against the Company by note holders claiming the Company is in default on payments. The total amount of the notes is $575,000 plus interest. The Company is in the process of negotiating settlements.

Shareholders have asserted claims that stock they paid for was never issued. The Company's records indicate that payments were received, however, there is some dispute regarding the issuance of the shares. The total amount paid for the stock was $101,007. and the number of shares in question are 65,100. These shareholders came forward on their own, no attorneys are involved and no legal action has yet been taken.

Several claims have arisen over the non-payment of notes. Certified Surety Group, Ltd. (Certified) issued guarantee bonds as security for these notes. A claim has been made for payment totaling $50,000 plus interest accruing at $562.50 per quarter. A second claim for the remainder of the notes has been made.

NOTE  10  -  EQUITY

Preferred  Stock
----------------

On June 27, 1995, 3,300,000 shares of series A convertible preferred stock was issued to an officer/shareholder of the Company for services rendered.

The shares have no preference as to dividends or liquidation over common shares. Each share is entitled to one vote. Each share is convertible to one share of common stock after the common stock has averaged more than $1.00 for thirty consecutive trading days on the NASD OTC bulletin board.