Form 10KSB
period 1995-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1996-11-18
CIK 875711

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (Fee Required)
                  For the fiscal year ended June 30, 1995
                                            -------------
                                      or
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
         Securities registered pursuant to section 12(g) of the Act:
                      COMMON  STOCK,  NO  PAR  VALUE
------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.     [ X ] Yes
 [      ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year.     $ 326,843
                                                                     ---------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60
                                             ---------------------------------
days.    (See  definition  of  affiliate  in Rule 12b-2  of the Exchange Act.)
----

     The  aggregate  market  value  of  the  voting  stock  was:

                                     Weighted Average
                Type of    No. of     Market Price per   Aggregated    No. of
Date             Share     Shares          Share            Value       Votes
-------------  ---------  ---------  ------------------  -----------  ---------
June 30, 1995  Common     3,023,132  $             0.02  $    60,463  3,023,132
               Preferred  3,300,000                 -0-          -0-  3.300,000
                                                         -----------  ---------
                                                         $    60,463  6,323,132
                                                         ===========  =========

*The  common  share  price  is  the  average  trading price on the NASDAQ OTC.

             AMERICAN NORTEL COMMUNICATIONS INC. AND SUBSIDIARIES

FORM  10-KSB

Index
                                    PART I


Item  1.   Description  of  Business.

Item  2.   Description  of  Property.

Item  3.   Legal  Proceedings.

Item  4.   Submission of Matters to a Vote of Security Holders.


                                   PART II


Item  5.   Market for Common Equity and Related Stockholder Matters.

Item  6.   Management's  Discussion  and Analysis or Plan of Operation.

Item  7.   Financial  Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclos-ure.


                                   PART III


Item 9a.   Directors and Executive Officers, Promoters, and Control Persons.

Item  9b.  Compliance  with  Section  16(a)  of  the  Exchange  Act

Item  10.  Executive  Compensation.

Item  11.  Security Ownership of Certain Beneficial Owners and Management.

Item  12.  Certain  Relationships  and  Related  Transactions.


                                   PART IV


Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           SIGNATURE  PAGE

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

       Prior to September 14, 1994, the Company conducted almost all of its telecommunications business through NorTel Communications Inc. ("NorTel-US"), a wholly-owned Wyoming corporation that is also headquartered in Salt Lake City, Utah. A new subsidiary Mexitech Corporation Ltd. had no assets or operations as at June 30, 1994. All former subsidiaries of the Company, including NorTel-US, COOP and NorTel CCI, were not active and were sold for nominal consideration or were dissolved.

     On September 14, 1994 American NorTel Communications Inc. and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the United States Bankruptcy Court, District of Utah, Central Division. The American NorTel Communications, Inc. bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995. NorTel-US was sold June 27, 1995 for nominal consideration to an affiliate of former directors, leaving American NorTel as the sole surviving entity.

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

Acquisition  of  Majority  Interest

     On June 27, 1996 Kenneth D. Rogers, William H. Rogers and John H. Picken, as the board of directors of the Company and pursuant to discussions with William P. Williams, Jr., president of Wilcom, Inc., a Texas corporation, agreed to turn over management and control of the Company to Wilcom, Inc. for the purpose of reorganizing the Company and reestablishing the Company's business operations. In connection therewith, these directors resigned and William P. Williams, Jr. was elected as the sole member of the board of directors and appointed president of the Company. As part of the arrangement, the former directors assigned all of their interest in the Amended Managers Agreement and the Earn-out Preferred Share Agreement between NorTel CCI, Inc., themselves and the Company to Wilcom, Inc., thereby transferring 3,300,000 shares of the Preferred A Series One Preferred Stock, each share with one vote on all matters submitted to the shareholders, to Wilcom, Inc. and assuring Wilcom, Inc. voting control of the Company. NorTel CCI was controlled by the former directors. Further, NorTel CCI, Inc. assigned approximately 500,000 shares of common stock of the Company owned by it to Wilcom, Inc. On that same date, Wilcom, Inc. and the Company rescinded those agreements by mutual consent and canceled the 3,300,000 shares of Preferred A Series One Preferred Stock in consideration for the re-establishment, re-designation and re-issuance of 3,300,000 shares of Preferred A Series One Preferred Shares ("New Preferreds") to Wilcom, Inc., each New Preferred entitled to one vote and convertible into one share of common stock at any time after the bid price for the Company's common stock has averages more than $1.00 for thirty consecutive trading days on the NASD OTC Bulletin Board.

Change  in  Control  of  Management

     The Company accepted the resignations of Kenneth D. Rogers, William H. Rogers and John H. Picken as officers and directors effective June 27, 1996 with the appointment of William P. Williams, Jr. as sole director and president. This change in control of management was effected by an arrangement between former management and Wilcom, Inc. and its president William P. Williams, Jr. for the purpose of trying to reestablish the Company's business operations.

Other  Matters

     The Company has no employees and pays no salaries, wages, fees or similar compensation. The Company's administrative requirements, such as they are, were handled through June 27, 1995, without charge by Bob Stenquist, the Company's controller.

Resignation  of  Officers  and  Directors

     On June 27, 1995 the Company accepted the resignations of Kenneth D. Rogers, William H. Rogers and John H. Picken. William P. Williams, Jr. was elected as the sole member of the Board of Directors and appointed President, CEO and Secretary.

Business  of  Issuer

     The Company is a Federal Communications Commission certified long distance carrier. The Company ceased all operations as of December 31, 1994 as a result of its bankruptcy filling and currently owns no telecommunica-tions equipment or switches, but retained ownership and rights to use its proprietary telecommunications software. The Company formerly rented the networks of major carriers (at a wholesale or discounted price) to deliver long distance telephone calls and faxes. The Call-back system provides much lower cost U.S.-based international calling rates to foreign-based companies as an alternative to rates provided by local monopolies. Call-back service allows a Customer in a foreign country to use foreign facilities to dial a telephone number in the U.S. and receive dial tone at a switch at the Company's U.S. location, which the Customer can then use to complete the call to any foreign country. The amount Customers pay the Company for long distance and the value-added services, less the usage rent paid to carriers, is the Company's gross margin to pay its sales costs, overhead, and provide its profit.

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

     In order to provide long distance telephone service to foreign Customers, the Company rents network services from national, regional, and international carriers. The choice of carriers used has varied over time. In contrast, since the average voice call is over five minutes in length, to capture the lowest overall price the Company used carriers, such as Sprint, that charge a higher first minute rate and lower subsequent rate. If the Company intends to recommence business operations, it intends to choose carriers with least-cost-routing.

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

     The Company has the ability to do its own billing, using its own proprietary software system. All billing and switching requirements were handled by a networked micro-computer based system. The Company's intention in creating a micro-based system is to reduce the cost, time and complexities of both growth and future changes.

     Formerly, the majority of the Company's volume was international-related business based on its Call-back system.

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

     To the extent the Company can rent the networks of regional carriers at less than from the national long distance carriers, the Company will attempt to offer rates to small and medium size U.S. businesses for regular long distance service in the U.S. that are approximately 25% below those of AT&T, Sprint and MCI, and yet maintain a gross margin of approximately 25%. This business is not likely to develop significantly due to the absence of funding for commissions for direct selling.

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

     The value-added services the Company provides include international Call-back and 800-redirected calling, voice mail, telephone calling cards, automated attendants, billing services and call redirecting. These services are available individually from other vendors. However, the Company's targeted market niche is to provide a package or combination of its version of these value-added services and particularly focus on business that allies with large carriers, rather than competes directly with them. For example, AT&T, MCI, Sprint, DB Cable & Wireless and other "carriers-carriers" are not in the "Call-back" business; but when the Company uses Sprint to deliver calls to certain foreign countries, the foreign phone monopoly usually grants Sprint some reciprocal business. The Company intends to package or assemble these value-added services along with training and long distance telephone services to create customized telecommunications systems for its Customers. The intent is to help the Company's Customers improve both costs and the efficient use of the time of their key employees. The Company believes that its package of products and services is sufficiently attractive, and therefore the Company expects to capture a sufficient amount of business in these segments of the market to achieve economies of scale.

     Marketing  Strategies  and  Product  Description.  The  Company plans  to
     ------------------------------------------------
offer two primary "value-added" services or product areas that will be the focus of the Company's marketing strategy:

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

     International Calling is expected to be the Company's major revenue generator and its focus in the near future The Company proposes to market two systems for international calling. In both systems, the Customer would dial directly to the Company's switch on one of several dedicated lines. Depending on his location and the difference between the cost to call locally to the Company's switch compared with the cost to call from the switch to the destination number, the Customer would be redirected or connected through the Company's switches to the destination number. In the basic "Call-back" system, the Company's software will enable the Customer in a foreign country to cause both ends of the call to originate from the Company's switch. Aside from cost savings, the two methods are intended to make calling more convenient from countries and areas where operator assistance is normal or connection via regular long distances switches is less reliable and more expensive than via dedicated lines.

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

     Research  and Development.  The  Company  intends to continue focusing on
     -------------------------
improvements to its international system, but has not set any specific time tables for the introduction of any specific future products. The Company is refining and finalizing the development of a Hotel Private Line system which essentially gives non-US hotels the benefits of lower U.S.-based international long distance rates to all over the world. This substantially reduces a hotel's costs for International and U.S. fax and voice calls.

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

Subsequent  Events

     On September 14, 1994 American NorTel Communications Inc. and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the United States Bankruptcy Court, District of Utah, Central Division. The American NorTel Communications, Inc. Bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995. As a result of the bankruptcy filings, the Company's business operations were effectively ceased until June, 1995. The Company subsequently reestablished business operations and relocated its principal offices to 7201 East Camelback Road, Suite 320, Scottsdale, AZ 858251.

ITEM  2.          DESCRIPTION  OF  PROPERTY

      Property and equipment consisted primarily of office equipment and computer equipment owned by NorTel CCIThese assets were put into storage when the Company ceased operations in December of 1994. The bankruptcy trustee is currently in the process of selling the property and equipment. The estimated value is less than $10,000 due to the age of the equipment and its condition. NorTel-CCI was sold for a nominal cost to former directors of the Company.

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

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 1995.

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

     The following table sets forth for the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the Vancouver Stock Exchange Review (in Canadian Dollars) with adjustments to reflect the reverse stock splits, including the 10 for 1 Share Consolidation which occurred on May 11, 1992. These quotations are believed to represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission and may not represent actual transactions. The exchange rate used to determine the U.S. dollar numbers are the monthly rates published in the Federal Reserve statistical release "Foreign Exchange Rates."

                         US $HIGH BID  US $LOW BID
                         ------------  -----------
1995
-----------------------
Second Quarter                    .02          .02
First Quarter                     .12          .02
1994
-----------------------
Fourth Quarter                    .25          .01
Third Quarter                     .33          .12
Second Quarter                   1.45         0.87
First Quarter                    1.61         1.32
1993
-----------------------
Fourth Calendar Quarter          2.63         1.43
Third Calendar Quarter           2.72         1.08

     At June 30, 1995, there were 3,023,132 shares of Common Stock of the Company outstanding. See "Security Ownership of Certain Beneficial Owners & Management" which discloses significant shareholders and the shareholdings of the directors and officers.

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

     (2)      Bankruptcies & Write-downs.  The  TravelTel,  Inc. bankruptcy on
               -------------------------
January 29, 1993, and the subsequent sale of the subsidiary's for $1.00; and the large write-offs of the Company's related assets impair comparability.
For example, all of the Company's software ($1,690,466 US) which used TravelTel's equipment or TravelTel's software was written off along with $740,000 of other TravelTel related assets. The Chapter 11 bankruptcies of American NorTel Communications Inc. and its key subsidiary on September 14, 1994 caused write-downs of $3,540,446 in the year ended June 30, 1994.

     (3)      Mining Equipment.  Mining  equipment  was generally leased until
               ---------------
1990, at which time equipment was acquired with the proceeds of a private placement related to the Rio Tigre acquisition. In the last quarter of 1993, this equipment was written down by $500,000 to a balance of $25,953 after 1993 amortization; because of legal uncertainties relating to the Rio Tigre property. See Item 3, "Mining Property Title". The remaining equipment was sold at book in early 1994.

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

     Subsequent Bankruptcies -- Effect on Operations. The September 14, 1994 bankruptcy filings of American NorTel Communications Inc. and NorTel Communications Inc. adversely affected net income in the year ended June 30, 1994. The bankruptcy proceedings were the result of the Company's inability to meet current operating requirements from revenues, including an inability to pay its principal carrier. The inability to meet current operating expenses was the result of initial lack of liquidity, loss of its South
American customer base, and failure to close a financing. The majority of write downs or non recurring expenses occurred due to the combination of bankruptcies and the underlying loss of the customer base which caused the bankruptcies. As a consequence. The Company ceased business operations in December, 1994.

Liquidity

Working  Capital:

                                AUDITED                       UNAUDITED
                     --------------------------------  ------------------------------
                      June 30, 1995    June 30, 1994   June 30, 1993   June 30, 1992
                     ---------------  ---------------  --------------  --------------
Current Assets       $           65   $       26,930   $    1,100,451  $      714,612
Current Liabilities  $      941,308   $    1,929,100   $      918,481  $      654,555
Working Capital      $     (941,243)  $   (1,902,170)  $      181,970  $       60,057
Current Ratio            0.01 times       0.01 times       1.20 times      1.09 times

     The  Company  made  little progress to improve its working capital in the
year ended June 30, 1995.   The Company continued its efforts to raise working
capital  to  recommence  operations.

     As a generalization, by the end of 1995, the Company's cash flow from operations was non-existent. Accordingly, for the Company to recommence business operations, it will be required to raise additional capital.

     Equity  sales  of  common  shares   has been the Company's main source of
funding  in  the  past  and  will  probably  be  required  in the near future.

     Secured Notes and Future Guaranteed Debt. In late 1992, the Company entered into an underwriting agreement to issue up to $5.0 million of its 9% four year convertible secured notes with warrants to buy common shares (the "Notes"). A surety company's guarantee was the security. The intention was that with the Company common stock becoming listed on the Boston Stock Exchange that the price would rise sufficiently so that the issued notes ($675,000) would be converted to common shares.

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

     Effective June 7, 1996, the Board of Directors of the Company engaged the accounting firm of Crouch, Bierwold & Call as independent accountants.


                                   PART III

ITEM 9.A.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

     Directors and Executive Officers.  The Directors and Executive Officers
     --------------------------------
of  the  Company  are  as  follows:

Name                 Age                              Position
-------------------  ---  ----------------------------------------------------------------
W. P. Williams, Jr.   43  President, Director and Chairman of the Board, CEO and Secretary

     The Directors of the Company hold office until their successors are duly elected and qualified.

     The background and principal occupations of each director and officer of the Company are as follows:

     W.  P.  Williams,  Jr. has been the Chairman, President and a Director of
the  Company  since  June,  1995.   He has twenty years of diversified, senior
level  business  experience.

     The Company's Director, through his beneficial interest in and control of Wilcom, and its ownership of 3,300,000 shares of New Preferreds, and ownership of approximately 500,000 shares of common stock, each with one vote, has control of the Company for an indefinite period of time. In addition, if the existing management is not leading the Company as other shareholders might wish, the existing management will be very difficult to remove. These contract were not entered into in arm's length negotiations. See "Certain Relationships and Related Transactions" and "Executive Compensation."

ITEM:  9.B          COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     The Company is aware that all filings relating to insider trading or otherwise required of Directors, Officers or holders of 10% of the Company's shares have not been made but has instituted procedures to ensure compliance will be effected in the future.

ITEM  10.          EXECUTIVE  COMPENSATION

     General. No executive officer or other officer of the Company received cash compensation, paid or during its fiscal year ended June 30, 1995. The Directors have not been compensated for any previous meetings of the Board of Directors.

     Benefit  Plans.    The  Company  does not have a pension plan, retirement
     --------------
plan, profit sharing plan or similar existing benefits for its Directors, officers, or employees. The Company has a stock option plan which provides options to purchase the Common Stock of the Company to its Directors, executive officers, and the other employees. In that regard, as of June 30, 1995, there were outstanding stock options and warrants to purchase the Common Stock of the Company that were held as described below:

                            Security    Number   Exercise
                               of         of      Price      Expiration
Name                       the Company  Shares   (Cdn $)        Date
-------------------------  -----------  ------  ----------  -------------
Gary Jensen (2)            Options       6,500  $     4.90  March 1, 1996
John H. Picken (2)         Options      37,889  $     6.10  June 29, 1997
Dr. Kenneth D. Rogers (2)  Options      13,872  $     5.60  June 29, 1995
William H. Rogers (2)      Options      37,888  $     6.10  June 29, 1997
Bob Stenquist (2)          Options       2,000  $     4.90  March 1, 1996
                                        ------
Total Group of 6                        98,149
-------------------------               ======

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

      Amended  Managers  Agreement.   This  agreement  was rescinded by mutual
      ----------------------------
consent after it was assigned to Wilcom as a result of the change in control of the Company.

      Earn-Out  Preferred  Share Agreement.  This  agreement  was rescinded by
      ------------------------------------
mutual consent after it was assigned to Wilcom as a result of the change in control of the Company.

     New  Preferred  Share  Agreement.    As part  of the  arrangement for the
     --------------------------------
change in control of the Company, the former directors assigned all of their interest in the Amended Managers Agreement and the Earn-out Preferred Share Agreement between NorTel CCI, Inc., themselves and the Company to Wilcom, Inc., thereby transferring 3,300,000 shares of the Preferred A Series One Preferred Stock, each share with one vote on all matters submitted to the shareholders, to Wilcom, Inc. and assuring Wilcom, Inc. voting control of the Company. NorTel CCI was controlled by the former directors. Further, NorTel CCI, Inc. assigned approximately 500,000 shares of common stock of the Company owned by it to Wilcom, Inc. On that same date, Wilcom, Inc. and the Company rescinded those agreements by mutual consent and canceled the 3,300,000 shares of Preferred A Series One Preferred Stock in consideration for the re-establishment, re-designation and re-issuance of 3,300,000 shares of Preferred A Series One Preferred Shares ("New Preferreds") to Wilcom, Inc., each New Preferred entitled to one vote and convertible into one share of common stock at any time after the bid price for the Company's common stock has averages more than $1.00 for thirty consecutive trading days on the NASD OTC Bulletin Board. The New Preferreds participate in any dividends on a pro rata basis with common stock.

ITEM  11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Principal Shareholders of Common Shares.  The  following  table  sets
        ---------------------------------------
forth each shareholder owning 10% or more of the Company's Common Stock, and the aggregate ownership of the Company's Common Stock by the group of nine officers and Directors set forth above as a group, as of June 30, 1995. No shareholder owns 10% or more of the shares. See Note (2) to table below. None of these persons other than the three Directors own shares.

                                                         Percentage of
                                            Number of     Outstanding
Name                                       Shares Owned   Common Stock
                                           ------------  --------------
John H. Picken, Salt Lake City, UT (1)           64,317            2.1%
Kenneth D. Rogers, Bountiful, UT (1)             15,406            0.5%
William H. Rogers, Salt Lake City, UT (1)        15,407            0.5%
WilCom, Inc.                                    516,951           17.1%
-----------------------------------------  ------------  --------------
                                                612,081           20.2%
                                           ------------  --------------
Total

     Voting - Common and Preferred Shares . The Company's 3.3 million outstanding Preferred A Series One Preferred Shares (the "New Preferreds") are convertible into up to 3.3 million Common Shares at any time after the bid price for the Company's Common Stock has averaged more than $1.00 for thirty consecutive trading days on the NASD OTC Bulletin Board, and are entitled to
3.3 million votes until then. Including the New Preferreds, and the 3,023,132 outstanding shares, significant share holdings in terms of voting authority are as follows:

    OWNER                                      TYPE OF SHARE    VOTES (4)    % OF VOTES
---------------------------------------------  -------------  -------------  -----------
3 Directors as a Group  (see table above)      common                95,130         1.5%
WilCom, Inc. (1) (2)                           new preferred      3,300,000        51.5%
WilCom, Inc. (4)                               common               516,951         8.1%
                                                              -------------  -----------
Total of above Preferred and Common Votes (5)                     3,912,081  or    61.1%
---------------------------------------------                 -------------  -----------
                                                                   7,824,15
                                                                       8.00

(1) WilCom, Inc.,  is a Texas corporation  which is wholly owned by the wife of the Director of the  Company  and is therefore related to the Company.  WilCom is the current holder of the New
Preferreds  which  include  Warrants  to  buy  440,000  Common  Shares  at  $1.00  per  share.
(2) See "Certain Relationships and Related Transactions" for disclosure of indirect interest of the  sole  Director  in  WilCom,  Inc.
(3) See "New  Preferred Share Agreement" under "Executive Compensation" above for disclosure of the  control  of  the  Company  by  the existing Director and certain others. To the extent the conversion  of  the  New  Preferreds  is  achieved,  a  major  portion, and possibly all of the resulting  Common  Shares will become beneficially owned by management.  At this time, the only management  is  the  Company's  sole  Director.
(4) The New Preferreds have these votes at this time and are convertible to this same number of
shares  of  Common  Stock.    See  "New  Preferred  Share  Agreement" in the preceding section.
(5) 3,912,081 voting  rights  of  the listed parties is 61.9% of 6,323,132 total voting rights.


ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     New Preferred Share Agreement.  The  ownership  of all 3.3 million of the
     -----------------------------
New Preferreds by WilCom, Inc., makes WilCom, Inc. "related" to the Company in that it owns more than 10% of the voting control of the Company. The Company's sole Director has a beneficial interest in WilCom, Inc. through his wife's 100% ownership thereof, and is a successor beneficiary and party to, and expects to benefit from, this agreement as were the prior beneficiaries, former officers and directors of the Company expecting to benefit from the "Earn-out Preferred Share Agreement".

     WilCom, Inc.  WilCom,  Inc.  ("CCI")  is a Texas corporation.  As part of
     -----------
the change of control of management of the Company, NorTel CCI transferred to WilCom of its right, title and interest in the Earn-out Preferred Share
Agreement, the Amended Management Agreement, Warrants to buy 440,000 Common Shares at $1.00 (US) per share at anytime prior to June 28, 1999, and 516, 961 shares of the Company's common stock. Although subsequently the Earn-out Preferred Shares Agreement and Amended Management Agreement were rescinded, WilCom was issued 3.3 million New Preferreds in consideration therefor. Because of the interests of the Director in WilCom, WilCom is related to the Company.

     By virtue of the above and related agreements, NorTel CCI and its affiliates , including former officers and directors of the Company, are no longer either creditors or debtors of the Company, and own little, if any, Common Stock of the Company and therefore will not be relevant related parties. Reference is hereby made to the 1993 and 1994 Annual Reports in Form 10K for past transactions with these entities.

                                   PART IV

ITEM  13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)  Financial  Statements                                              Page
                                                                        ----

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

(c)  Exhibits

     The  exhibits  filed  as  part  of  this  report  are  as  follows:

     (1)  Underwriting Agreement:  Agreement  dated  October 20, 1993, between
          ----------------------
the Company and American Trading & Investment, Inc. to underwrite up to $5.0 million of 9.0%, four year convertible Secured Notes (guaranteed by a surety company) with Warrants, to buy common shares. Filed with the Securities and Exchange Commission as an exhibit, numbered (1), to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

     (3)  Articles of Incorporation and By-Laws:  Articles  of  Incorporation
          -------------------------------------
and By-Laws, filed as Item 19B Rev. 1 in Form 8 Securities and Exchange Commission Report - Amendment No. 2 and 3, and incorporated herein by this reference. Filed with the Securities and Exchange Commission as an exhibit, numbered (2), to the annual report of Registrant on Form 10-K for the year ended June 30, 1993, which exhibit is incorporated herein by reference.

     (4)  Instruments  Defining  the  Rights  of  Security  Holders, Including
          --------------------------------------------------------------------
Indentures:
----------

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

                                             Date of     Number of   Purchase Price Per
Employee Name                                Agreement   Shares(2)        Unit CDN
-----------------------------------------  ------------  ----------  -------------------
Kenneth D. Rogers                          May 11, 1990      13,872  $              5.60
Curt Huber                                 May 11, 1990       3,000  $              5.60
Marv Livingston (1)                        May 11, 1990       3,000  $              5.60
Sandy Valckx                               May 11, 1990       3,000  $              5.60
-----------------------------------------                ----------
Total June 30, 1993 (including MacMillan)                    25,872
                                                         ==========
Total (not canceled) including MacMillan                     22,872
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

     4.7. Option Subscription Agreements dated March 1, 1991, between the Company in favor of Bob Stenquist for 20,000 Optioned Shares at $0.49 CDN on or before March 1, 1996, (which after the 10 for 1, the May 11, 1992, consolidation became 2,000 shares at $4.90, along with the following Option Subscription Agreements on the same terms as the foregoing are filed with Form 8, Item 9 (1) (b) (8):

                                              Date of     Number of   Price Per
Employee Name                                Agreement    S-hares(3)  Un-it CDN
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

     4,8 Resolution of Board of Directors dated June 27, 1996 Re-establishing, Re-designating and Re-issuing Preferred A Series One Preferred Shares.

     (9)  Voting  Trust  Agreement:    No  specific  Voting  Trust  Agreement
          ------------------------
exists, but the Preferred Share Agreement includes features obtain to a Voting Trust Agreement. See Preferred Share Agreement, this Item, Exhibit 4.4 as referenced above in "Instruments Defining the Rights of Security Holders, Including Indentures".

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

     (11) Statement  Re  Computation  of  Per  Share  Earnings:
          ----------------------------------------------------

     (13) Annual Report to Security Holders, Form 10-Q or Quarterly Report  to
          --------------------------------------------------------------------
Security  Holders:    Company  Quarterly  Reports  dated  September  30, 1992,
-----------------
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

     (21) Subsidiaries  of  the  Registrant:   List  of  current  and  former
          ---------------------------------
subsidiaries.

     (27) Financial  Data  Sheet
          ----------------------

     (99) Additional  Exhibits:
          --------------------

     99.1 Republic of Costa Rica Mining Code, dated October 4, 1982, for the granting and administration of exploration and exploitation permits for ore deposits, filed with Form 18 as Item 19 (1) (b) (17) and incorporated herein by this reference.

Reports  on  Form  8-K

     No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1994.

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  NORTEL  COMMUNICATIONS  INC.




By:  /S/  W.  P.  Williams,  Jr.                       Date: November 18, 1996
     ----------------------------------------                -----------------
     W.P.  Williams
     Director  and  Chief  Executive  Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /S/  W.  P.  Williams,  Jr.                       Date: November 18, 1996
     ----------------------------------------                -----------------
     W.P.  Williams
     Director  and  Chief  Executive  Officer

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