Form 10QSB
period 1995-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1996-11-18
CIK 875711

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

     For  the  quarterly  period  ended  September  30,  1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For  the  transition  period  from  _______________  to  _______________

                         Commission File No. 1-13134

                     AMERICAN NORTEL COMMUNICATIONS, INC.
                (Name of Small Business Issuer in its Charter)


                 WYOMING                            87-0507851
      (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
       incorporation or organization)

                     7201 East Camelback Road, Suite 320
                             Scottsdale, AZ 85251
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (602) 945-1266

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes          /  /          No  /X/           (2)     Yes /X/     No     / /

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

          Yes  /  /  No  /  /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              November 18, 1996

                       Common Voting Stock - 11,746,500


                        PART I - FINANCIAL INFORMATION

Item  1.Financial  Statements.

                          AMERICAN  NORTEL  COMMUNICATIONS,  INC.
                                    INCOME  STATEMENT
                        For  the  THREE  MONTHS  ended  SEPTEMBER  30,  1995

                                         Q  U  A R T E R          YEAR TO DATE
                                        AMOUNT  PERCENT         AMOUNT PERCENT
INCOME:
  INCOME - AIRTIME              $     5,000.00      100.00   $     5,000.00     100.00
                                --------------      ------   --------------     ------
    TOTAL INCOME                      5,000.00      100.00         5,000.00     100.00

COST  OF  SALES:
  COS - AIRTIME                       1,100.00       22.00         1,100.00      22.00
                                --------------      ------   --------------     ------
    TOTAL COST OF SALES               1,100.00       22.00         1,100.00      22.00
                                --------------      ------   --------------     ------
GROSS PROFIT                          3,900.00       78.00         3,900.00      78.00

EXPENSES:
  AUTOMOBILE                            138.49        2.77           138.49       2.77
  BANK & SERVICE CHARGES                240.75        4.82           240.75       4.82
  BUSINESS PROMOTION                    200.99        4.02           200.99       4.02
  COMMISSIONS                         1,000.00       20.00         1,000.00      20.00
  MEALS & ENTERTAINMENT                 268.31        5.37           268.31       5.37
  OPERATING SUPPLIES                    247.61        4.95           247.61       4.95
  PAYROLL TAXES & INSURANCE           1,163.00       23.26         1,163.00      23.26
  POSTAGE / FREIGHT / DELIVERY           30.50        0.61            30.50       0.61
  PROFESSIONAL FEES                  55,000.00    1,100.00        55,000.00   1,100.00
  RENT                                2,000.00       40.00         2,000.00      40.00
  SALARIES                           12,000.00      240.00        12,000.00     240.00
  TELEPHONE                           2,935.70       58.71         2,935.70      58.71
  TRAVEL                              2,212.90       44.26         2,212.90      44.26
                                --------------      ------   --------------     ------
    TOTAL EXPENSES                   77,438.25    1,548.77        77,438.25   1,548.77
                                --------------      ------   --------------     ------
    OPERATING PROFIT OR (LOSS)      <73,538.25>  <1,470.77>      <73,538.25> <1,470.77>

OTHER  INCOME  (EXPENSE):
  INTEREST EXPENSE                  <30,713.00>    <614.26>      <30,713.00>   <614.26>
  DEPRECIATION                       <1,260.00>     <25.20>       <1,260.00>    <25.20>
  STOCK TRANSFER EXPENSES            <4,317.73>     <86.35>       <4,317.73>    <86.35>
  PENALTIES/INTEREST                   <728.00>     <14.56>         <728.00>    <14.56>
                                --------------      ------   --------------     ------
    TOTAL OTHER INCOME & EXPENSE    <37,018.73>    <740.37>      <37,018.73>   <740.37>
                                --------------      ------   --------------     ------
NET  PROFIT OR (LOSS)           $   <110,556.98>  <2,211.14> $   <110,556.98> <2,211.14>
                                ==============      ======   ==============     ======



                     AMERICAN NORTEL COMMUNICATIONS, INC.
                               BALANCE SHEET
                          As of SEPTEMBER 30, 1995

                                  A  S  S  E  T  S
    CURRENT  ASSETS:
      CASH  IN  BANK  -  NATIONAL                 $    <1,285.56>
                                                  --------------
        TOTAL  CURRENT  ASSETS                                           $    <1,285.56>

    PROPERTY  AND  EQUIPMENT:
      EQUIPMENT                                        35,252.19
      ACCUMULATED  DEPRECIATION                        <1,260.00>
                                                  --------------
        TOTAL  PROPERTY  &  EQUIPMENT                                         33,992.19

                                                                         --------------
    TOTAL  ASSETS                                                        $    32,706.63
                                                                         ==============

                      LIABILITIES  AND  STOCKHOLDERS  EQUITY

    CURRENT  LIABILITIES:
      ACCOUNTS  PAYABLE  -  REGULAR              $     79,497.19
      FEDERAL  PAYROLL  TAXES  PAYABLE                  3,464.00
      STATE  WITHHOLDING  PAYABLE                          72.84
      STATE  UNEMPLOYMENT  PAYABLE                        189.00
      FEDERAL  UNEMPLOYMENT  PAYABLE                       56.00
                                                  --------------
        TOTAL  CURRENT  LIABILITIES                                           83,279.03

    LONG  TERM  LIABILITIES:
      NOTES  PAYABLE                                  675,000.00
      ACCRUED  INTEREST                               219,202.00
      NOTE  PAYABLE/WILCOM,  INC.                      52,025.58
                                                  --------------
        TOTAL  LONG  TERM  LIABILITIES                                        946,227.58

                                                                          --------------
    TOTAL  LIABILITIES                                                      1,029,506.61

    STOCKHOLDERS  EQUITY:
      COMMON  STOCK                                20,198,157.00
      RETAINED  EARNINGS                          <21,084,400.00>
      Current  Earnings  (Loss)                      <110,556.98>
                                                  --------------
        TOTAL  STOCKHOLDERS  EQUITY                                           <996,799.98>

                                                                           --------------

    TOTAL  LIABILITIES  &  STOCKHOLDERS  EQUITY                            $    32,706.63

                                                                           ==============

Item  2.          Management's  Discussion  and Analysis or Plan of Operation.


                         PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

          None;  not  applicable.

Item  2.  Changes  in  Securities.

          None;  not  applicable.

Item  3.  Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None;  not  applicable.

Item  5.  Other  Information.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

          (a)Exhibits.

             27  Financial  Data  Sheet

          (b)Reports  on  Form  8-K.

             No reports were filed on Form 8-K during the quarter for which this report is filed.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN  NORTEL  COMMUNICATIONS,  INC.



Date: November 18, 1996        By  /S/  W.P.  Williams,  Jr.
      -----------------            ---------------------------------
                                   W.  P.  WILLIAMS,  JR.,  Director
                                   Chief  Executive  Officer