Form 10QSB
period 1996-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1996-11-18
CIK 875711

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

     For  the  quarterly  period  ended  March  31,  1996

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

                              November 18, 1996

                       Common Voting Stock - 11,746,500



                        PART I - FINANCIAL INFORMATION

Item  1.Financial  Statements.


                          AMERICAN  NORTEL  COMMUNICATIONS,  INC.
                                    INCOME  STATEMENT
                        For  the  NINE  MONTHS  ended  MARCH  31,  1996

                                         Q  U  A R T E R          YEAR TO DATE
                                        AMOUNT  PERCENT         AMOUNT PERCENT
INCOME:
  INCOME - AIRTIME             $      5,657.63        2.33  $     70,457.63      22.87
  INCOME - TRADE                    237,614.34       97.67       237,614.34      77.13
                                --------------      ------   --------------     ------
    TOTAL INCOME                    243,271.97      100.00       308,071.97     100.00

COST  OF  SALES:
  COS - AIRTIME                       1,245.00        0.51        15,501.00       5.03
  COS - TRADE                        62,474.70       25.68        62,474.70      20.28
                                --------------      ------   --------------     ------
    TOTAL COST OF SALES              63,719.70       26.19        77,975.70      25.31
                                --------------      ------   --------------     ------
GROSS PROFIT                        179,552.27       73.81       230,096.27      74.69

EXPENSES:
  ADVERTISING                           201.00        0.08           201.00       0.07
  AUTOMOBILE                            254.59        0.10           647.39       0.21
  BANK & SERVICE CHARGES                583.10        0.24           916.61       0.30
  BUSINESS PROMOTION                      0.00        0.00           227.35       0.07
  CASUAL LABOR                          400.00        0.16           400.00       0.13
  DUES AND SUBSCRIPTIONS                208.20        0.09           768.20       0.25
  COMMISSIONS                           282.88        0.12         3,307.88       1.07
  MEALS & ENTERTAINMENT                 401.79        0.17           702.37       0.23
  INSURANCE                               0.00        0.00           381.00       0.12
  OFFICE SUPPLIES                        43.58        0.02           117.43       0.04
  COMPUTER SUPPLIES                      66.22        0.03           708.82       0.23
  OPERATING SUPPLIES                  2,650.81        1.09         3,170.92       1.03
  PAYROLL TAXES & INSURANCE           1,352.85        0.56         3,433.85       1.11
  POSTAGE / FREIGHT / DELIVERY        3,165.58        1.30         3,267.03       1.06
  PROFESSIONAL FEES                  45,686.18       18.78       100,686.18      32.68
  RENT                                6,068.33        2.49        11,361.57       3.69
  MAINTENANCE & REPAIRS                 185.25        0.08           185.25       0.06
  SALARIES                           13,075.00        5.37        37,075.00      12.03
  TAXES & LICENSES                       16.70        0.01            16.70       0.01
  TELEPHONE                           2,084.47        0.86         6,858.98       2.23
  TRAVEL                              1,755.46        0.72         4,448.34       1.44
  UTILITIES                             141.06        0.06           141.06       0.05
                                --------------      ------   --------------     ------
    TOTAL EXPENSES                   78,623.05       32.33       179,022.93      58.11
                                --------------      ------   --------------     ------
    OPERATING PROFIT OR (LOSS)      100,929.22       41.48        51,073.34      16.58

OTHER  INCOME  (EXPENSE):
  INTEREST EXPENSE                  <30,713.00>     <12.62>      <92,139.00>    <29.91>
  DEPRECIATION                       <3,432.00>      <1.41>       <5,952.00>     <1.93>
  STOCK TRANSFER EXPENSES            <2,232.67>      <0.92>       <8,076.88>     <2.62>
  PENALTIES/INTEREST                   <760.00>      <0.31>       <2,217.00>     <0.72>
                                --------------      ------   --------------     ------
    TOTAL OTHER INCOME & EXPENSE    <37,137.67>     <15.26>     <108,384.88>    <35.18>
                                --------------      ------   --------------     ------
NET PROFIT OR (LOSS)           $     63,791.55       26.22  $    <57,311.54>    <18.60>
                                ==============      ======   ==============     ======


                    AMERICAN NORTEL COMMUNICATIONS, INC.
                                    BALANCE SHEET
                                 As of MARCH 31, 1996

                                  A S S E T S
    CURRENT ASSETS:
      CASH IN BANK WESTERN                       $      4,165.71
      CASH IN BANK - NATIONAL                            154.03
                                                 ---------------
        TOTAL CURRENT ASSETS                                       $     4,319.74

    PROPERTY AND EQUIPMENT:
      EQUIPMENT                                        37,564.20
      ACCUMULATED DEPRECIATION                         <5,952.00>
                                                  --------------
        TOTAL PROPERTY & EQUIPMENT                                      31,612.20

    OTHER ASSETS:
      INVESTMENTS-OFFICE SUPPLIES                     74,984.55
      INVESTMENTS-OFFICE FURNITURE                   117,574.34
      INVESTMENTS-EQUIPMENT                           22,555.45
      INVESTMENT-LAND                                 20,000.00
                                                  --------------
        TOTAL OTHER ASSETS                                             235,114.34
                                                                   --------------
    TOTAL ASSETS                                                   $   271,046.28
                                                                   ==============

                      LIABILITIES AND STOCKHOLDERS EQUITY

    CURRENT LIABILITIES:
      ACCOUNTS PAYABLE - REGULAR                 $    92,927.52
      ACCOUNTS PAYABLE - TRADE                        58,823.00
      FEDERAL PAYROLL TAXES PAYABLE                    10,543.30
      STATE WITHHOLDING PAYABLE                           206.38
      STATE UNEMPLOYMENT PAYABLE                          461.02
      FEDERAL UNEMPLOYMENT PAYABLE                        136.60
                                                  --------------
        TOTAL CURRENT LIABILITIES                                      163,097.82

    LONG TERM LIABILITIES:
      NOTES PAYABLE                                   675,000.00
      ACCRUED INTEREST                                280,628.00
                                                  --------------
        TOTAL LONG TERM LIABILITIES                                    955,628.00
                                                                   --------------
    TOTAL LIABILITIES                                                1,118,725.82

    STOCKHOLDERS EQUITY:
      COMMON STOCK                                 20,294,032.00
      RETAINED EARNINGS                           <21,084,400.00>
      Current Earnings (Loss)                         <57,311.54>
                                                  --------------
        TOTAL STOCKHOLDERS EQUITY                                     <847,679.54>
                                                                   --------------

    TOTAL LIABILITIES & STOCKHOLDERS EQUITY                        $   271,046.28
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

                              AMERICAN  NORTEL  COMMUNICATIONS,  INC.



Date:  November  18,  1996  By:  /S/  W.P.  Williams,  Jr.
       -------------------       -----------------------------------
                                   W.  P.  WILLIAMS,  JR.,  Director
                                   Chief  Executive  Officer