Form 10KSB
period 1996-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                   For  the  fiscal  year  ended  JUNE  30,  1996
                                        or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from N/A  to  N/A
                                        ---      ---
                         Commission File Number: 1-13134

                       AMERICAN NORTEL COMMUNICATIONS INC.
     (Name  of  small  business  issuer  as  specified  in  its  charter)
                  WYOMING                        87-0507851
          State of Incorporation     IRS Employer Identification Number

      7201  EAST  CAMELBACK  ROAD,  SUITE  320,  SCOTTSDALE,  AZ  85251
                  (Address  of  principal  executive  offices)

Issuer's  telephone  number:   (602)  945-1266
Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities  registered  pursuant  to  section  12(g)  of  the  Act:
                        COMMON  STOCK,  NO  PAR  VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such filing requirements for the past 90 days.      [ ] Yes [X]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.                     [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  46,548

State the aggregate market value of the voting stock held and computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See
                                   --------------------------------------
definition  of  affiliate  in  Rule  12b-2  of  the  Exchange  Act.)

As of November 30, 1998, there was 15,545,785 common shares outstanding at a weighted average market price per share of $.15 cents at an aggregated value of $2,425,412 and total number of votes were 15,545,785.

*The  common  share  price  is  the  average  trading  price  on the NASDAQ OTC.

--------------------------------------------------------------------------------
                                   PART  I
--------------------------------------------------------------------------------

ITEM  1.     Description  of  Business.

ITEM  2.     Description  of  Property.

ITEM  3.     Legal  Proceedings.

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

--------------------------------------------------------------------------------
                                   PART  II
--------------------------------------------------------------------------------

ITEM  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM  7.     Financial  Statements  and  Supplementary  Data.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclos-ures.

--------------------------------------------------------------------------------
                                   PART  III
--------------------------------------------------------------------------------

ITEM 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

ITEM  10.    Executive  Compensation.

ITEM  11.    Security  Ownership  of  Owners  and  Management.

ITEM  12.    Certain  Relationships  and  Related  Transactions.

--------------------------------------------------------------------------------
                                   PART  IV
--------------------------------------------------------------------------------

ITEM  13.    Exhibits,  Financial  Statement  Schedules,  and  Reports.

                                   PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

Overview

     American Nortel Communications, Inc. ("ANC" or "Company") is a reseller of long-distance telecommunications services. ANC resells to customers long distance telephone time that it purchases or leases from other long distance carriers. At the end of June of 1995, the existing management of ANC resigned and transferred its stock holdings and its rights under contract to Wilcom, Inc. On July 1, 1995, ANC entered into a Management Service and Consulting Agreement with Wilcom, Inc. who engaged William P. Williams, Jr. to render services to ANC as Director, Chief Executive Officer for twelve-months. Eva Williams, spouse of William P.Williams is the sole shareholder of Wilcom, Inc. William P. Williams was elected to and became the sole member of Board of Directors of ANC and Chairman of the Board of Directors of ANC and, continues to serve sole Director and Chief Executive Officer. During is 1996 fiscal year, ANC's engaged in barter transactions in which it exchanged prepaid long distance calling services for real estate and other property. The barter transactions were ultimately unsuccessful and ANC in 1997 abandoned or rescinded the transactions. Thereafter, ANC has devoted itself to more traditional long distance telephone service. Its volume of business has grown substantially and ANC was profitable during its 1998 fiscal year. The volume of sales has continued to increase at a substantial rate during the first quarter of its 1999 fiscal year ending September 30, 1998 and thereafter.

     ANC has been delinquent in filing its required periodic reports with the Securities Exchange Commission (SEC). Its has filed no form 10-QSB quarterly reports or 10-KSB annual reports for its 1996, 1997, 1998 fiscal years until the present time and is now seeking to the correct the filing delinquencies. As a result of the failures to file the reports investors in ANC stock have not had available to them financial and other information which would be necessary for informed investment decisions. In addition, ANC has issued news releases some of which may be inconsistent with the information contained in this and other filings which are contained in this 10KSB report and other reports which are being filed with the commission. ANC has sold stock to investors, some of which may have been ultimately resold into the public market. Its officers and control person have resold stock of ANC and there has been an active trading market for ANC stock. As a consequence of ANC's late filings of periodic reports investors did not have available to them full financial and other information concerning the Company and such failures may result in claims against the Company. Recently the SEC has written a letter to ANC regarding its failure to file. It has also requested ANC to provide documents. ANC cannot at this point say what if of any actions the SEC may take against ANC. Any action taken by the SEC could have an adverse impact on ANC. Described below in this report are certain matters relating to and occurring after June 30, 1996 which ANC believes are helpful for the fuller understanding of ANC and its activities.

     ANC is engaged in the business as a reseller by providing long distance telephone services to both small business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to others. It is charged for the time it obtains beyond certain minimum requirements on a permanent basis and in turn charges its customers a certain amount per minute above what it is required to pay. To a large extent ANC's profits are dependent on the spread between its cost per minute and the amount it charges its customers. ANC also "out-sources" its marketing efforts to telemarketers and it pays those telemarketers a certain amount for each new customer obtained. In 1996 fiscal year ANC was a direct biller, but currently have the Local Exchange Carriers (LEC) bill and collect for it. LECs receive a fee representing a certain percentage of amounts collected. The practice of billing through LECs has substantial advantages since it increases the likelihood and promptness of payment.

     ANCs method of operations has certain advantages and disadvantages. It substantially reduces its out of pocket expenses of such things as capital, equipment costs, rent and salaries. But it also makes ANC more dependent upon the performance of others who it does not control and upon its ability to contract for such services at a reasonable price. With regard to its largest cost obtaining long distance time there is a surplus of lines held by other carriers and ANC believes that such surplus will continue for the foreseeable future.

     During its 1996 fiscal year ANC's business was different than described above. When present management took over at the end of June of 1995 the Company was inactive. During 1996 ANC sold prepaid long distance services and exchanged the prepaid long distance service in large transactions for real estate and other property. The use of "Barter Transactions" was not successful and the barter transactions were abandoned or rescinded in 1997. Since then ANC has engaged in the business of selling "1 plus and 800" long distance service to small business and residential customers. It has primarily relied on telemarketers to sell such services. The present method of business has proven much more successful. ANC sales have grown rapidly and it has become profitable. The barter transactions are discussed in detail in the financial statements footnote number 2.

Competition

     The long distance telephone industry has been characterized as intense competition. There are many large and small competitors in the industry, many of which shares the same target market as ANC. Many of the competitors have much larger resources, are more established and have a larger customer base. There are also a large number of resellers many of whom operate in a manner similar to ANC. Another factor affect competition in the industry is intense price competition. Prices have been decreasing over the last several years sometimes dramatically for all kinds of telephone services. Customers have become more sophisticated and price conscious. They are likely to switch services when new competitor packages become available. ANC has experienced in the past, an average customer account life of six-months. As a result, ANC constantly obtains new customers to replace their account attrition. Other sources of competition may be developing because of new offerings by telecommunication providers such as, cable television industry, Internet telephony, and voice and data communication. ANC's applications for billing though LECs has been granted and ANC has focused its attention to the sale of "1 plus and 800" long distance service. See financial statement Footnote 2 for further details.

Barter  Transactions

     The barter transactions were entered into with expectation that they would provide a source of cash flow either through resale or the operation or development of the property. In many instances these expectation were not fulfilled either because the problems with the properties, difficulties in selling the properties, the lack of expected values in the property, and substantial drop in value of prepaid phone cards to sellers. In addition, there had been a material decline in the per minute rates charged on calling cards which led to a request from sellers to rescind the transactions. While ANC was under no obligation to rescind the transactions it felt it was in the best interests of both parties to do so.

     ANC's 1996 fiscal barter transactions constituted a source of sales of telephone services. The barter transactions involved the sale of prepaid phone cards for real and other property. In fiscal year 1996 a total of $1,222,067 in barter transactions were recorded. While transactions were recorded in fiscal year 1996, revenues were deferred until such time the prepaid calling cards were used. In fiscal year 1997, barter transactions were rescinded or abandoned. ANC incurred $167,605 of losses in connection with such abandonment and rescissions.

Delinquent  filing  of  Reports  and  Inadequacies  of  Disclosures

     ANC failed to file its periodic form 10KSB annual and 10QSB periodic reports for its 1996, 1997, 1998 fiscal years. It is also delinquent in its 1999 first quarter report 10-QSB for the period ending September 30, 1998. It has by filing this report and certain other reports simultaneously began to file these delinquencies. It hopes to shortly complete the filing of all the required periodic reports.

     During the time in which ANC failed to file reports it was engaged in the sale of stock and other securities. These securities sales are described in the financial statements Footnote 10. Certain of these securities were resold to other investors under Rule 144 and Regulations S exemptions. In connection with these sales ANC provided certification that all required disclosures had been made. These statements have not been satisfied, as ANC has not filed its periodic reports as indicated above. An active over-the-counter trading market has existed for ANC stock. Investors have been buying and selling in his market without the information which is included in this report.

Development  of  Business

     The Company was originally incorporated in British Columbia, Canada on May 17, 1979. The Company's name was changed to Coldspring Resources Ltd. in June 4, 1987. In 1987, the Company of limited partnerships and private companies that were engaged in the mining development and exploration business. The Company exited the mining business by 1990 and written off or sold its mining assets and the Company's name was changed to Isleshaven Capital Corporation on July 14, 1989. In 1990, under its current management, the Company became active in the long distance telecommunications business.

     The Company changed it name to NorTel Communications Inc. on June 17, 1991 and to American Nortel Communications Inc. on May 11, 1992. The Company filed its Certificate of Registration and Articles of Continuance with the Secretary of State of the State of Wyoming and became a Wyoming corporation effective February 9, 1993. The Company currently operates only in the telecommuni-cations business, providing long distance telephone service in combination with additional related services principally in the United States and Mexico.

      Prior to September 14, 1994, the Company conducted almost all of its telecommunications business through NorTel Communications Inc. ("NorTel-US"), a wholly-owned Wyoming corporation that was headquartered in Salt Lake City, Utah.

     On September 14, 1994, the Company and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers
948-24604 and 948-24605 respectively in the United States Bankruptcy Court, District of Utah, Central Division. The ANC bankruptcy case was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995. NorTel-US was sold June 27, 1995 for nominal consideration to an affiliate of former directors, leaving the Company as the surviving entity.

     The  Company's  common  stock  was approved for listing on the Boston Stock
Exchange effective June 22, 1994. However, it was delisted on January 20, 1995 for failure to meet maintenance requirements. The Common Stock had previously been listed for trading on the Vancouver Stock Exchange from September 18, 1980 until August 15, 1994. The Company's common stock is also traded in the over-the-counter market and is quoted in the National Association of Securities Dealers Inter-dealer Quotation System ("Electronic Bulletin Board") under the NASDAQ symbol "ARTM". See "Market Information" under "Market for Common Stock and Related Stockholder Matters."

Acquisition  of  Stockholders'  Interest

     On June 27, 1995 the board of directors of the Company agreed to turn over management and control of the Company to Wilcom, Inc. for the purpose of reorganizing the Company and reestablishing the Company's business operations. In connection therewith, these directors resigned and William P. Williams, Jr. was elected as a member of the board of directors and was elected president of the Company. The former directors assigned their interest in the Amended Managers Agreement and the Earn-out Preferred Share Agreement between NorTel CCI, Inc., themselves and the Company to Wilcom, Inc., thereby transferring 3,300,000 shares of the Preferred A Series One Preferred Stock, each share with one vote on all matters submitted to the shareholders, to Wilcom, Inc. and assuring Wilcom, Inc. voting control of the Company. NorTel CCI was controlled by the former directors. Further, NorTel CCI, Inc. assigned approximately
500,000 shares of common stock of the Company owned by it to Wilcom, Inc. On that same date, Wilcom, Inc. and the Company rescinded those agreements by mutual consent and canceled the 3,300,000 shares of Preferred A Series One Preferred Stock in consideration for the re-establishment, re-designation and re-issuance of 3,300,000 shares of Preferred A Series One Preferred Shares ("New Preferred") to Wilcom, Inc., each New Preferred entitled to one vote and convertible into one share of common stock at any time after the bid price for the Company's common stock has averages more than $1.00 for thirty consecutive trading days on the NASDAQ OTC Bulletin Board.

Change  in  Management

     On June 27, 1995, the Company accepted the resignations of Kenneth D. Rogers, William H. Rogers and John H. Picken as officers and directors effective June 27, 1995 with the appointment of William P. Williams, Jr. as director and president. This change in of management was effected by an arrangement between former management and Wilcom, Inc. and its president William P. Williams, Jr. for the purpose of trying to reestablish the Company's business operations.

Regulatory  Background

     The Company is certified by the U.S. Federal Communications Commission (the "FCC") and is authorized under Section 214 of the Communications Act of 1934 to provide international switched services by reselling the international switched services of other carriers.

     The existing domestic long distance telecommunications industry was principally shaped by a 1984 court decree (the "Decree") that required the divestiture by AT& T of its 22 bell operating companies ("BOCs"), organized the BOCs under seven regional Bell operating companies ("RBOCs") and divided the country into some 200 Local Access Transport Areas or "LATAs." The incumbent local exchange carriers ("ILECS"), which include the seven RBOCS as well as Independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and intra-LATA long distance service (long distance service within LATAS), but the RBOCs were prohibited from providing inter-LATA service (service between LATAs). The right to provide inter-LATA service was given to AT&T and the other interexchange carriers ("IXC"). Conversely, IXCs were prohibited from providing local telephone service.

     A typical inter-LATA long distance telephone call begins with the local exchange carrier ("LEC") transmitting the call by means of its local network to a point of connection with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The IXC also charges a fee for its transmission of the call, a portion of which consists of a terminating fee which is passed on to the LEC which delivers the calls. To encourage the development of competition in the long distance market, the Decree required LECs to provide all IXCs with access to local exchange services "equal in type, quality and price" to that provided to AT&T. These so-called "equal access" and related provisions were intended to prevent preferential treatment of AT&T and to level the access charges that the LECs could charge IXCs, regardless of their volume of traffic. As a result of the Decree, customers of all long distance companies were eventually allowed to initiate their calls by utilizing simple "1 plus" dialing, rather than having to dial longer access or identification numbers and codes.

     The Telecommunications Act (enacted on February 8, 1996) is expected to significantly alter the telecommunications industry. The Decree has been lifted and all restrictions and obligations associated with the Decree have been eliminated by the new legislation. The seven RBOCs are now permitted to provide long distance service originating (or case of "800" service, terminating) outside the local services areas or offered in conjunction with other ancillary services, including wireless services. Following application to the FCC, and upon a finding by the FCC that the RBOC faces facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, an RBOC will be permitted to provide long distance service within its local service area, although in so doing it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. Having opened the interexchange market to RBOC entry, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and direct RBOCs to allow competing telecommunications service providers, such as the Company, to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act prevents IXCs that serve greater than five percent of pre-subscribed access lines in the US. (which includes the nation's three largest long distance providers) from jointly marketing their local and long distance services until the RBOCs have been permitted to enter the long distance market or for three years, whichever is sooner. This provision of the Act is intended to give all other long distance providers a competitive advantage over the larger long distance providers in the newly opened local telecommunications market. As a result of the Telecommunications Act, long distance carriers will allow significant new competition in the long distance telecommunications market, but will also be afforded significant new, business opportunities in the local telecommunications market.

     Legislative, judicial and, such as the Company, technology factors have helped to create the foundation for smaller long distance providers to emerge as alternative long distance service. The FCC has required to all IXCs allow the resale of their services, and the Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. The Company believes that, as a result of digital fiber optic technology, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. As a consequence, not only have the smaller long distance service providers been provided a legal framework under which they compete with the network-based carriers, they also represent a source of traffic such to carriers with excess capacity. Thus, resellers have become an integral part of the long distance telecommunications industry.

Industry  Evolution

     Resellers represent a paradox in the telecommunications marketplace. They are simultaneously an important source of revenues to the major long distance providers and yet the resellers represent a risk to their product quality, reputation and pricing. Not only do long distance service resellers receive legal protection to compete with the network based major carriers, but also the reseller's sale of network based carriers excess capacity represents a source of additional traffic for such carriers. The three major carriers and most regional carriers have substantial excess telecommunication transmission capacity and their constant technological and facility upgrading continues their capacity.

     Resellers primarily exist due to their ability to offer substantially discounted long distance toll rates, and increasingly, discounted calling card rates and other discounted services, to their prime target markets, which are small and medium sized businesses. The main target market for most resellers is not as profitable as other markets for wholesale or major carriers to serve and the major carriers have focused on the larger businesses, generally those who are currently paying less then $25,000 a month in long distance charges.

     Traditionally, many resellers originated as customer base groups or aggregators of customers, and their operations generally are marked by low overhead.

     Resellers often offer services that larger carriers are not prepared to offer, such as customized location billing, non-telecom billing services, international call-back, customized calling cards, multiple carrier service at single locations with single invoices, and split dedicated service. Although some regulatory barriers exist, the costs of overcoming these are low. With low entry barriers, a significant portion of the telecommunications market is still open to significant competition on a price and service basis. To date, resellers have been able to quickly build sizable customer bases on marketing and telemarketing strengths. In many cases rapid growth has strained some reseller's ability to manage their growing revenues and their general business enterprise. Therefore, their ability to attract capital to finance receivables, improve facilities and equipment, and develop management and systems infrastructure, will be the difference between resellers that survive, and those that will merge or be acquired, as independent companies.

     The major carriers and some of the regional carriers will continue to depend upon a portion of their profits being derived from their wholesalers and resale market sales, since resellers can currently serve their target market, at a price that the major carrier cannot or will not provide. The Company's management believes that opportunities for future existing in the highest gross profit product/service areas, including prepaid calling cards, international services, cellular and wireless services, video and data transmission, web-sight and internet-access, 800 number service, voice mail and electronic mail. As a result, the Company expects that the number of call minutes billed by resellers will continue to rise at an annual rate that is substantially greater than the number of call minutes billed by the major carriers. Within the resale market as a whole, switchless resellers appear to see a higher percentage growth than do facilities based carriers in all the segments previously mentioned. However, more switchless resellers will become facilities based as they acquire small companies and as their traffic increase in geographic zones, which will increase their ability to purchase or lease a switch. More traffic flowing in a given area would enhance a reseller's ability to make a switch economically viable and more profitable for that geographic zone. Should this trend continue there would be substantially fewer resellers that are switchless in the next five to ten years.

Market  Strategy

     The Company intends to increase market share in each market it serves through the acquisition of strategic competitive firms providing value-added services to the core businesses of the Company. Marketing tactics will employed to not only conserve resources, but to increase credibility and visibility in the targeted marketplace. Strategic planning to be used includes editorial coverage in industry specific media along with general interest publications.

     The Company plans to promote "value-added" services or product areas that will be the focus of the Company's marketing strategy. By providing customized systems and value-added services, the Company can also provide many of the regular long distance products that are tied into the system without excessively discounting the price of the long distance. However, a discount for the long distance will generally be used to promote the sale of the of long distance services along with the value-added products and services.

     The Company has developed its own proprietary voice messaging and voice processing system. Almost all-existing competitor systems are voice mail only and are designed to provide a single company an insulated internal system. These systems are very difficult to convert to a large integrated system of users, and in that regard they have limited capacity for new concepts and users. The Company's system was specifically designed to be a large integrated system with diverse users, and to enable the addition of new features over time. The Company's system allows many companies and individuals to be combined on one large local network with full networking capabilities amongst everyone on a network. In the future, the regional Bell operating companies ("RBOC's") may become more aggressive in selling local voice mail utilizing their advantage of no local access charges to the end user and perhaps other voice mail vendors. Similarly, MCIWorldCom and other major carriers may become more aggressive in selling long distance voice mail utilizing their own lower cost long distance access. Currently, the entry of the RBOC's and MCIWorldCom into voice mail has expanded the market by enhancing the credibility of the product.

Service  and  Products

     The Company offers a basic "1 plus and "800" long distance services. ANC is successful as a provider of these basic services because of the volume discounts it has been able to negotiate with its underlying carrier.

     The Company charges its customers on the basis of minutes or partial minutes of usage at rates which vary with the distance, duration, time of day of the call and type of call. Rate charges for a call are not affected by the particular transmission facilities selected for the call transmission but are affected by the type of call a user may select. All billing is done through the local exchange carrier ("LEC"). The Company offers a flat rate long distance calling service throughout the United States which providers' rates which will are the same per minute rate regardless of the call's origin or destination. Billing occurs in six-second increments.

Telecommunications  Act

     On February 8, 1996, Congress enacted the Telecommunications Act, which effected a sweeping overhaul of the Communications Act of 1934 (the "Communications Act"). In particular, the Telecommunications Act substantially amends Title II of the Communications Act that governs telecommunications common carriers. The Telecommunications Act was intended by Congress to open telephone exchange service markets to full competition, to promote competitive development of new service offerings, to expand public availability of telecommunications service and to streamline regulations of the industry. The Telecommunications Act makes all state and local barriers to competition unlawful, prohibits state and local governments from enforcing any law, rule or legal requirements that prohibits or has the effect of prohibiting any person from providing interstate or intrastate telecommunications services and directs the FCC to conduct rulemaking proceedings on local competition and other related matters.

     Implementation of the provisions of the Telecommunications Act will be the task of the FCC, the state public utility commissions and a joint federal - state board. Much of the implementation of the Telecommunications Act must be completed in numerous rulemaking proceedings with short statutory deadlines. These proceedings are expected to address issues and proposals already before the FCC in pending rulemaking proceedings affecting the long distance industry as well as additional areas of telecommunications regulation not previously addressed by the FCC and the states. States retain jurisdiction in the Telecommunications Act to adopt laws necessary to preserve universal service, protect public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers.

     Some specific provisions of the Telecommunications Act which are expected to affect long distance service providers are summarized below:

     Expanded Interconnection Obligations. The Telecommunications Act establishes a general duty of all telecommunications carriers to interconnect with other carriers, directly or indirectly. The Telecommunications Act also contains a detailed list of requirements with respect to the interconnection obligations of LECs. These interconnection obligations include resale, number portability, dialing parity, access to rights-of-way and reciprocal compensation. ILECs have additional obligations including: to negotiate in good faith; to provide for network interconnection at a technically feasible point on terms that are reasonable and non-discriminatory; to provide non-discriminatory access to facilities, equipment, features, functions and capability on an unbundled basis; to offer for resale at wholesale rates any service that ILECs provide on a retail basis; and to provide actual co-location of equipment necessary for interconnection or access.

     The Telecommunications Act establishes a framework for state commissions to mediate and arbitrate negotiations between ILECs and carriers requesting interconnection services or network elements. The Telecommunications Act establishes deadlines, policy guidelines for state commission decision making and federal preemption in the event a not commission fails to act. While the FCC has recent promulgated rules implementing these provisions of the Telecommunications Act, the impact of these rules on the Company cannot be determined at this time.

     Provision of Interexchange Services. The Telecommunications Act eliminates the previous prohibition on RBOC provision of interexchange services origination (or in case of "800" service, terminating) outside their local service areas and all interchange services associated with the provision of most commercial mobile wireless services, including services originating within their local service areas.

     In addition, the Telecommunications Act allows RBOCs to provide landline interexchange services in the state in which they provide landline local exchange service; provided, however, that before engaging in landline long distance service in a state in which it provides landline local exchange service, an RBOC must (i) provide access and interconnection to one or more unaffiliated competing facilities-based providers of telephone exchange service, unless after 10 months enactment of the Telecommunications Act no such competing provider has requested such access and interconnection more than three months before the RBOC has applied for authority and (ii) demonstrate to the FCC its satisfaction of the Telecommunications Acts "competitive checklist."

     The specific interconnection requirements contained in the "competitive checklist," which the RBOCs must offer on a non-discriminatory basis, include network interconnection and unbundled access to network elements, including long loops, switching and transport; access to poles, ducts, conduits and rights-of-way owned or controlled by them; access to emergency 911, directory assistance, operator call completion and white pages; access to telephone numbers, databases and signaling for call routing and completion; availability of number portability; local dialing parity; reciprocal compensation arrangements; and resale opportunities.

     Review of Universal Service requirements. The Telecommunications Act contemplates that interstate telecommunications providers will "make an equitable and non-discriminatory contribution" to support the cost of providing universal service, although the FCC can grant exemption in certain circumstances. The FCC is in the process of promulgating rules to implement these provisions of the Telecommunications Act, and the outcome of such proceedings and its effect on the Company cannot be determined.

     Limitation on Joint Marketing of Local and Long Distance Services. Long distance providers that serve greater than five percent of pre-subscribed access lines in the United States (which includes the nation's three largest long distance providers) are precluded from jointly marketing local and long distance service until the RBOCs are permitted to enter the long distance market, or three years from the cite of enactment of Telecommunications Act, whichever is sooner.

     Deregulation. The FCC is authorized to forbear from applying statutory or regulatory provision that is not necessary to keep telecommunications rates and terms reasonable or to protect consumers. A state may not apply a statutory or regulatory provision that the FCC decides to forbear from applying. In addition, the FCC must review its telecommunications regulations every two-years and change any that are no longer necessary.

ITEM  2.     DESCRIPTION  OF  PROPERTY

Leases

          The Company's municipal office is located in Scottsdale, Arizona, under a lease, which expires in March 1999. The Company leases 1700 square feet of office space for approximately $25,000 annually. The Company's existing premises are inadequate for the Company's current needs. The Company employed approximately five employees during the fiscal year 1996 and 1997.

ITEM  3.     LEGAL  PROCEEDINGS

     On September 14, 1994, the Company and NorTel Communications Inc. filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers
948-24604 and 948-24605 respectively, in the United States Bankruptcy Court, District of Utah, Central Division. The ANC bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995.

ANC  has  been  named  as  defendant  in  the  following:

CLIC International Corporation vs. W.P. & Eva Williams, d.b.a. ANC - The suit, claiming damages in an amount less than $30,000 is related to a barter trade of phone cards for light bulbs for the Fall Creek Inn, was filed during fiscal 1997 and is recorded as a disputed claim. The suit is pending but accrued as of June 30, 1997.

KPMG Peat Marwick vs. Certified Surety Group, Ltd. and ANC - The suit, claiming damages in the amount of $30,000 is for services rendered by KPMG related to its audit of the June 30, 1993 ANC financial statements. The amount, which is being disputed by ANC management, has been accrued as of June 30, 1995.

Kendel Corp. vs. ANC - The suit is discussed in the financial statement detail in Footnote 2, "Fall Creek Inn". The lessor repossessed the property on January 31, 1997 and filed suit for breach of contract and recovery of damages. A default judgment was initially entered, granting Plaintiff rent, possession and damages in excess of $3,000,000. A motion to set the default judgment aside was successful and there has been no appeal. The Court ordered that possession be permanently transferred to the Plaintiff leaving the Plaintiff in possession and full ownership, with ANC no longer having an interest in the property. The case is still pending on the issue of damages. Since either party has conducted no discovery, Counsel is unable to evaluate the potential exposure to ANC in this case at this time.

Lantern Bay, Inc. and Richmond Heights vs. ANC - The suit is discussed in detail in the financial statements Footnote 15, "Palace View". The Lantern Bay portion was settled in fiscal 1998 for $15,000

Records Retrieval vs. ANC - The suit is discussed in detail in Note 15, "Long Distance Service Agreements." The suit was settled in fiscal 1998 for approximately $42,000.

Hartzog Conger Cason vs. ANC - The suit is discussed in detail in Note 8, "Settlement of Notes and Interest". Certain of the note holders have received judgment and others are pending. ANC is delinquent on paying the principal and interest amounts due under the note terms. The note holders have filed suit against ANC and the surety company. On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876 including interest at 9% per annum. The claim of Express Services is pending with no current trial setting. However, it is anticipated that judgment will be entered in favor of Express Services, Inc. for all amounts claimed due and owing. A claim on the Eason note has yet been asserted but ANC counsel anticipates that at some point suit will be filed and judgment will be established for all amounts claimed due.

Long  Distance  Service  Agreements

     On September 20, 1995 ANC entered into a Lightswitch Services Agreement with Electric Lightwave, Inc. ("ELI") whereby ELI agreed to provide switched services to ANC. The term of the agreement was for one year with continuation on a month-to-month basis thereafter. During the six-month "ramp-up" period, ANC was billed for actual usage. After the ramp-up period they were billed the greater of the minimum usage (50,000 per month) or actual minutes of use. Additionally, a surcharge of $.01 was to be charged if the minimum commitment was not met.

     In March 1996 ANC entered into an Agreement with Vancouver Telephone Company ("VTC") whereby ANC provided long-distance services to VTC through its carrier, ELI. Through June 30, 1996 VTC had paid approximately $6,000 to ANC under the agreement and an additional $14,000 through November 1996. The fiscal 1996 revenue was greater than 10% of the revenues of ANC.

The  Anaheim  Splash

     ANC owned the Anaheim Splash a Continental Indoor Soccer League for a brief period of time in fiscal 1996. On February 16, 1996, ANC entered into an agreement to acquire the franchise from the Continental Indoor Soccer League (the "CISL") which required, among other things, the placement of $400,000 worth of ANC common stock as a security deposit and $10,000 as an advance payment against the player compensation assessment. ANC tendered 400,000 shares of ANC common stock as payment for the security deposit. However, since the market price of the stock was less than the deposit required, the CISL requested, that additional shares be deposited to them. Under terms of the agreement, there is a deferred league operating assessment of approximately $88,000 and additional player compensation assessments of $150,000. On March 1, 1996, ANC also entered into a ten-year lease agreement with the Arrowhead Pond. The lease terms include liquidated damages of $25,000 in the event of termination.

     In April of 1996, ANC verbally assigned its rights under the CISL agreement to Mr. Gary Sparks. Mr. Sparks operated the team for approximately one year. CISL has taken the position that Mr. Sparks did not assume any obligations that ANC may have incurred in connection with its team ownership or termination of with CISL agreements. CISL has indicated that it may liquidate the ANC stock, which CISL holds on deposit in settlement of any outstanding obligations. Presently, the CISL has made no attempts to liquidate the stock and ANC has requested its' stock transfer agent to place a "stop transfer" notation on its stock register.

     An analysis of the current market price of ANC stock indicates that a liquidation of the stock would most likely yield proceeds sufficient to satisfy the minimum commitments as specified in the agreements. In the event such proceeds are insufficient, the CISL could make additional assessment to ANC. Accordingly, ANC has fully reserved these deposits to reflect the anticipated loss on abandonment. Although no litigation has resulted from termination of the above agreements, CISL counsel was not able to provide assurance that such claim may be made in the future if the liquidated proceeds are insufficient.

Delinquent  Filings

     The Company was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of the Company. The Division personnel will neither confirm nor deny that an investigation is proceeding. Such investigations, in the preliminary stages, are kept confidential and are not necessarily indicators of wrongdoing.

     The Company is a party to other legal proceedings other various claims and law suits in the normal course of its business which, in the opinion of the Companies management, are not individually or collectively material to its business.

     ANC was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of ANC. The Division personnel will neither confirm nor deny that an investigation is proceeding. Such investigations, in the preliminary stages, are kept confidential and are not necessarily indicators of wrongdoing. ANC has had no further contact from Division personnel since November 3, 1997.

     ANC is a party to legal proceedings and other various claims and law suits in the normal course of its business which, in the opinion of the Companies management, are not individually or collectively material to its business.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 1996.

                                   PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     The Company's Common Shares were listed on the Boston Stock Exchange until June 22, 1994 under the symbol "ANL" and are presently traded in the United States in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-Dealer Quotation System ("Electronic Bulletin Board") under the NASDAQ symbol "ARTM". Additionally, the Company's Common Stock had been previously listed on the Vancouver Stock Exchange ("VSE") under the symbol "ANM" from September of 1980 until its delisting in August of 1994. Trading on the VSE was temporarily suspended in early 1994 pending the Company updating its filings. The delay in filing was due to the fact that these were the Company's first financial statements in U.S. dollars and first statements to be in accordance with US Generally Accepted Accounting Principles. As well, it was the Company's first time with U.S. auditor, and included the 1993 Annual Report on Form 10K, and the September 30, 1993 and December 31, 1993, Form 10Q. Due to the Chapter 11 petitions on September 14, 1994 the trading of the Company's shares on the BSE was temporarily suspended on September 14, 1994 and thereafter the common stock was delisted on January 20, 1995.

     The following table sets forth for the periods indicated, the high and low bid quotations for the Company's Common Stock as reported by the Vancouver Stock Exchange Review (in Canadian Dollars) with adjustments to reflect the reverse stock splits, including the 10 for 1 Share Consolidation which occurred on May 11, 1992. These quotations are believed to represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions. The exchange rate used to determine the U.S. dollar numbers are the monthly rates published in the Federal Reserve statistical release "Foreign Exchange Rates."

                                  US $HIGH BID  US $LOW BID
                                  ------------  -----------

Quarter ended June 30, 1996. . .         1 1/2       1 1/16

Quarter ended March 31, 1996 . .         2 1/8       1 3/16


Quarter ended December 31, 1995.         2 1/2         3/16
                                  ------------  -----------
Quarter ended September 31, 1995          7/16          1/8

          1995

Quarter ended June 30, 1995. . .           .46          .15

Quarter ended March 31, 1995 . .           7/8          .03

Quarter ended December 31, 1994.           .02          .02

Quarter ended September 30, 1994           .12          .02

     At  June  30,  1996,  there  were  8,769,500  shares of Common Stock of the
Company outstanding. See "Security Ownership of Certain Beneficial Owners & Management" which discloses significant shareholders and the shareholdings of the directors and officers.

     The Company has never paid dividends on any of its shares. As a result of the large accumulated deficit, no payment of dividends may be paid until profits are earned. The terms of debt instruments and preferred shares do and will limit the payment of dividends on Common Stock.

     The  Transfer  Agent  and  Registrar  for  the  Company  is  American Stock
Transfer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage rapid growth; litigation; changes in regulations; competition in the long distance telecommunications market; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimate; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in offering additional communications products and services.

     In the fiscal year end June 30, 1996, the Company began using barter trade as another avenue to expand business operations. The Company acquired assets through barter trading, by the use of prepaid long distance phone cards. The Company utilized its existing telecommunication equipment, and initiated prepaid phone card long distance service. With the infrastructure in place, ANC negotiated barter trading prepaid long distance telephone service in exchange for real estate and equipment.

     The objective of these transactions was to increase cash flow by enabling the company to liquidate these assets at above phone card costs. Management hoped to accomplish its objective by increasing net equity in the Company thereby, increasing the Company's viability and diversifying its asset base.

     By December 31, 1996, management decided to cease any further barter trading. Preliminary projections have indicated that these transactions would increase the Company's liquidity. However, the competition between long distance service providers decreased the price per minute on prepaid long distance telephone service. Therefore, ANC had to decrease the price per minute to be competitive within the industry; thus losing the liquidity of the barter trading that was originally forecasted by management. Subsequently, the barter transactions proved to be non-beneficial for both parties.

Barter  Trades

     In December 1995, ANC began trading long distance phone time for other assets. The Company has recorded the barter trades at the lower of the wholesale long distance calling price of $.15 per minutes or estimated net realizable value of the property received. See financial statement Footnote 2.

Barter  Trade  Analysis

     When it commenced its barter trade program in December 1995, the Company believed that investment in real estate would increase profitability, because the Company believed that realizable market values in certain geographical areas would increase. However, properties, which the Company bartered for, did not increase, or actually decrease, in value from the prices at which the Company purchased the real estate. Also, equipment that was barter traded subsequently became obsolete and ANC was unable to receive a return on its investment. As a consequence, ANC rescinded all barter trades by year end June 30, 1997, because ANC believed that the assets market values had decreased and did not want their barter traders affected by the decrease in market values to detrimentally effect any of the real estate, and equipment that was barter traded. Many of the barter rescissions were mutually agreed upon. After the rescission of these transactions ANC believes any losses sustained on these transactions were inconsequential, and it introduced ANC into an expanding and exciting new market sector in its existing telecommunications services.

Results  of  Operations

Fiscal  Year  End  June  30,  1996  Compared  to  Fiscal  Year End June 30, 1995

     Revenues for the fiscal year ended June 30, 1996 decreased to $46,548 from $326,843 during fiscal year ended June 30, 1995 principally as of result of deferred revenues that were recognized in subsequent periods.

     Expenses for the fiscal year ended June 30, 1996 decreased to $377,715 from $437,178 during fiscal year ended June 30, 1995. ANC's primary expenses in fiscal 1996 were a result of fees and commissions on telemarketing that were engaged in selling long distance service.

     During fiscal year ended June 30, 1994, NorTel Communications, Inc. (the Debtor) a subsidiary of the Company, filed a voluntary petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of Utah. The case was converted to a Chapter 7 proceeding in March 3, 1995. ANC had an inter-company receivable from NorTel Communications and this amount became uncollectable in the amount of $4,517,717. The bankruptcy filing adversely affected net income in the year ended June 30, 1994. The bankruptcy proceedings were the result of the Company's inability to meet current operating requirements from revenues, including an inability to pay its principal carrier. The inability to meet current operating expenses was the result of initial lack of liquidity, loss of its South American customer base, and failure to close a financing. The majority of write-downs or non-recurring expenses occurred due to the combination of bankruptcies and the underlying loss of the customer base, which caused the bankruptcies. As a consequence. The Company ceased business operations in December 1995.

     Previously authorized issued and outstanding Preferred A Series One Preferred Stock was issued to former officers and directors was cancelled, reestablished, redesigned and reissued to Wilcom, Inc. as Preferred A Series One Convertible, Preferred Stock. This Preferred Stock was issued in exchange for consulting services valued at ($198,000) rendered by Wilcom, Inc. for the fiscal year ended June 30, 1995.

     Valuation adjustments were made to reflect the lower of cost or market for barter trading assets. The market reflected a decrease in orignially valued assets, and resulted in a decrease the assets acquired through barter trading. Also operating loss from discontinued operations resulted from ANC proactively rescinding the barter assets and investments, primarily real estate, including an operating motel and other leased real estate. In addition, during fiscal 1996, ANC recorded losses on assets held but subsequently abandoned in fiscal
1997. The losses consist of losses on tangible personal property of approximately $47,000 and losses on real estate of approximately $64,000. During fiscal 1996 ANC also recorded a loss on the Anaheim Splash of $200,000.

Liquidity:  ANNUAL  RESULTS  OF  OPERATIONS

                        JUNE 30, 1996   JUNE 30, 1995
                       ---------------  --------------
Current Assets. . . .  $      266,353              65
                       ---------------  --------------

Current Liabili-ties.       2,268,485         941,308
---------------------  ---------------  --------------

Stockholders' Deficit
                       $   (2,002,132)      ( 941,243)
                       ---------------  --------------

Capital  Resources

     For the fiscal year ended June 30, 1996, ANC decreased Cash Flow from Operations of $(124,673) from $(26,865) for period ended June 30, 1995. Cash Flows From Investing Activities for the purchase of property plant and equipment ($37,213). Cash Flow From Financing Activities increase from the previous period by $278,174.

Settlement  of  Notes  and  Interest

     ANC is delinquent on paying the principal and interest amounts due under the note terms. The note holders have filed suit against ANC and the surety company. On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876 including interest at 9% per annum.

     In December 1998, the claim of Express Services is pending with no trial date set. However, it is anticipated that judgment will be entered in favor of Express Services, Inc. for all amounts claimed due and owing. A claim on the Eason note has yet been asserted but ANC anticipates that at some point suit will be filed and judgment will be established for all amounts claimed due. The court determined that interest is payable at the 9% rate specified in the agreement without penalty. ANC is negotiating the settlement of these notes and the retirement of other notes, and in fiscal 1996 ANC did not make any debt service payments.

Year  2000

     The Company and its service provider utilize software, which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. ANC management and its service providers are taking steps to modify their equipment and software programs before any such problems are encountered.

     The year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems. ANC is assessing the readiness for its systems for handling the year 2000. Although the assessment is still underway management currently believes that all material systems will be compliant for the year 2000 and the cost to address the issues is not material. Nevertheless, ANC is creating contingency plans for certain internal systems.

New  Accounting  Standards

     Statement of Financial Accounting Standards No. 128, "Earning Per Share" specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock. This statement requires the presentation of basic earnings per share and diluted earnings per share.

     Statement of Financial Accounting Standards No.129, "Disclosure of Information about Capital Structure" is intended to consolidate existing disclosure requirements into one publication to make them easier to apply. This new standard continues the requirement to disclose certain information about an entity's capital structure, as contained in other authoritative literature. The adoption of this standard requires no change in the financial statements disclosures requirements of the Company.

Accounting  Standards  Not  Yet  Adopted

     Statement of Financial Accounting Standards No 130, "Reporting on Comprehensive Income" establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for quarter ended June 30, 1998, is not currently anticipated to have significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

     Statement of Financial Accounting Standards No.131, "Disclosure about Segments of the Enterprise and Related Information" establishes standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic area and major customers. This pronouncement will be required to be implemented in the year ended June 30, 1999 and may result in presenting more detailed information in the notes to the Company's financial statements.

ITEM  7.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

The  financial  statements  attached  to  this  Report  are incorporated herein.

                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors  and  Stockholders
American  Nortel  Communications,  Inc.
Scottsdale,  Arizona


We  have  audited  the  accompanying  balance  sheet  of  American  Nortel
Communications, Inc., (the "Company"), as of June 30, 1996 and the related statements of operations, cash flows and stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Other auditors audited the financial statements for the year ended June 30, 1995 for which their opinion, dated October 9, 1996, contained a comment about the ability of the Company to continue as a going concern. As discussed in Note 11, the Company has restated its 1995 financial statements during the current year to record preferred stock transactions in conformity with generally accepted accounting principles. The other auditors reported on the 1995 financial statements before the restatement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had counsel been able to render an opinion regarding certain contingencies disclosed in Note 10, the financial statements referred to above present fairly, in all material respects, the financial position of American Nortel Communications, Inc. as of June 30, 1996, and the result of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustment described in Note 11 that we applied to restate the 1995 financial statements. In our opinion, such adjustment is appropriate and has been properly applied.

Commencing in fiscal 1996, the Company entered into numerous material barter transactions, described in Note 2, to acquire assets in exchange for long-distance telephone services. Additional transactions were entered into in fiscal 1997. During fiscal 1997, Company management rescinded these transactions. At the time of the recision, a substantial number of minutes committed were either unissued or unactivated. Additionally, a substantial number of activated minutes were revoked. The effects of these transactions are identified on the balance sheet and on the statement of operations as gains and losses from discontinued operations.

Significant material contingencies exist as of June 30, 1996 and are more fully described in Note 10. Significant contingencies result from the issuance of common stock of the Company's management and other third parties, default on debt obligations and, the Company's delinquency in its public filings.


     La  Voie,  Clark,  Charvoz  &  May,  P.C.
/s/  La  Voie,  Clark,  Charvoz  &  May,  P.C.


Tucson,  Arizona
June  30,  1998

                                AMERICAN NORTEL COMMUNICATIONS, INC.
                                           BALANCE SHEETS


                                                                             As of June 30,
                                                                   ---------------------------------
                                                                         1996             1995
                                                                   ----------------  ---------------
ASSETS (Substantially Pledged)                                                          (Restated)
-----------------------------------------------------------------
Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       116,353   $           65
Prepaid consulting and compensation - Note 3. . . . . . . . . . .          150,000                -
                                                                   ----------------  ---------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . .          266,353               65

Property and equipment, net - Note 4. . . . . . . . . . . . . . .           30,768                -

Other assets:
Advances  to control group, net . . . . . . . . . . . . . . . . .           28,251                -
Barter accounts, net. . . . . . . . . . . . . . . . . . . . . . .                -                -
Investments acquired through barter, net. . . . . . . . . . . . .            6,667                -
Investments acquired through barter, subsequently rescinded, net.        1,215,400                -
                                                                   ----------------  ---------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1,547,439   $           65
                                                                   ================  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-----------------------------------------------------------------
Liabilities:
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $       220,311   $       77,819
Barter trade commitments. . . . . . . . . . . . . . . . . . . . .        1,093,400                -
Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           26,035                -
Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . .          253,739          188,489
Notes payable - Note 8. . . . . . . . . . . . . . . . . . . . . .          675,000          675,000
                                                                   ----------------  ---------------
Total current liabilities . . . . . . . . . . . . . . . . . . . .        2,268,485          941,308
                                                                   ----------------  ---------------

Unearned phone card revenues. . . . . . . . . . . . . . . . . . .          381,567                -
                                                                   ----------------  ---------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . .        2,650,052          941,308

Commitments and contingencies - Note 10 . . . . . . . . . . . . .                -                -

Stockholders' Equity (Deficiency):
Preferred stock, 3,300,000 shares issued and outstanding. . . . .          198,000          198,000
Common stock, no par value, 50,000,000 shares authorized
   8,769,500 (1996) and 3,023,132 (1995) shares issued and
   outstanding. . . . . . . . . . . . . . . . . . . . . . . . . .       20,840,832       20,143,157
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .      (22,141,445)     (21,282,400)
                                                                   ----------------  ---------------

TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . .     (  1,102,613)   (     941,243)
                                                                   ----------------  ---------------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . .  $     1,547,439   $           65
                                                                   ================  ===============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                  Years Ended June 30,
                                               -------------------------
                                                  1996          1995
                                               -----------  ------------
REVENUES:                                                    (Restated)
---------------------------------------------
Long-distance telecommunications. . . . . . .  $   46,548   $   326,843

Cost of long-distance services. . . . . . . .      32,010       235,892
                                               -----------  ------------

Gross profit. . . . . . . . . . . . . . . . .      14,538        90,951
                                               -----------  ------------

EXPENSES:
---------------------------------------------

Selling . . . . . . . . . . . . . . . . . . .       3,600             -
General and administrative. . . . . . . . . .     306,269       358,857
Interest. . . . . . . . . . . . . . . . . . .      65,250        78,321
Other . . . . . . . . . . . . . . . . . . . .       2,596             -
                                               -----------  ------------

                                                  377,715       437,178
                                               -----------  ------------

LOSS FROM CONTINUING OPERATIONS . . . . . . .    (363,177)     (346,227)

Other losses incurred:
Loss on write-off of note from subsidiary . .           -     4,517,717
Consulting fee related to reorganization. . .           -       198,000
Valuation adjustment, lower of cost or market      55,380             -
Operating loss from discontinued operations .     129,532             -
Loss on abandoned assets. . . . . . . . . . .     310,956             -
                                               -----------  ------------

Loss before income tax benefits . . . . . . .    (859,045)   (5,061,944)

Income tax benefits - Note 9. . . . . . . . .           -             -
                                               -----------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $ (859,045)  $(5,061,944)
                                               ===========  ============

LOSS PER SHARE FROM CONTINUING OPERATIONS . .  $    (0.09)  $     (0.11)
                                               ===========  ============

NET LOSS PER SHARE. . . . . . . . . . . . . .  $    (0.21)  $     (1.67)
                                               ===========  ============

Weighted average shares outstanding . . . . .   4,030,138     3,023,132
                                               ===========  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                          AMERICAN NORTEL COMMUNICATIONS, INC.
                                         STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                         Preferred Stock            Common Stock          Accumulated
                                                    -------------------------  -----------------------  ---------------
                                                      Shares        Amount      Shares       Amount         Deficit
                                                    -----------  ------------  ---------  ------------  ---------------
                                                    (Restated)    (Restated)                              (Restated)
Balances at June 30, 1994. . . . . . . . . . . . .   3,300,000   $ 3,300,000   3,023,132  $20,143,157   $ ( 22,045,327)

Removal of investment in subsidiary                                                                          5,824,871

Recision of preferred shares . . . . . . . . . . .  (3,300,000)   (3,300,000)                                        -

Net loss, as previously reported                                                                          (  4,863,944)

Restatement for preferred shares reissued. . . . .   3,300,000       198,000                             (     198,000)
                                                                                                        ---------------

Net loss, as restated                                                                                      ( 5,061,944)
                                                    -----------  ------------  ---------  ------------  ---------------

Balances at June 30, 1995. . . . . . . . . . . . .   3,300,000       198,000   3,023,132   20,143,157      (21,282,400)
Unidentified share differential from
 transfer between transfer agents                                                 56,368            -

Shares issued for cash . . . . . . . . . . . . . .                             1,165,000      314,625

Shares issued to related parties in exercise
 of warrants, offset to loans from related parties                               840,000       16,800

Shares issued to related parties for services. . .                             3,250,000      307,500

Shares issued for assets . . . . . . . . . . . . .                               400,000      200,000

Shares issued for other services . . . . . . . . .                                35,000        8,750

Shares previously issued to related party,
 tendered for shares sold by ANC for $50,000,
 proceeds distributed to related party . . . . . .                                     -            -

Shares previously issued to related party,
 tendered in payment to investment advisors. . . .                                     -     (150,000)

Net loss . . . . . . . . . . . . . . . . . . . . .                                                       (     859,045)
                                                    -----------  ------------  ---------  ------------  ---------------

Balances at June 30, 1996. . . . . . . . . . . . .   3,300,000   $   198,000   8,769,500  $20,840,832   $  (22,141,445)
                                                    ===========  ============  =========  ============  ===============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                   Years  Ended  June  30,
                                                 --------------------------
                                                     1996          1995
                                                 ------------  ------------
CASH FLOWS FROM OPERATIONS:                                     (Restated)
-----------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . .  $ ( 859,045)  $(5,061,944)

Adjustments to reconcile net loss to net cash
   provided by (used for) operating activities:
Depreciation and amortization . . . . . . . . .        8,939             -
Loss on reorganization items. . . . . . . . . .            -     5,824,871
Expenses paid with common stock . . . . . . . .      166,250             -
Consulting fee paid with preferred stock. . . .            -       198,000
Expenses paid with bartered phone cards . . . .      450,406             -
Changes in assets and liabilities:
Accounts payable. . . . . . . . . . . . . . . .       17,492    (1,066,113)
Accrued interest. . . . . . . . . . . . . . . .       65,250        78,321
    Accrued taxes . . . . . . . . . . . . . . .       26,035             -
                                                 ------------  ------------

Net cash used for operating activities. . . . .     (124,673)      (26,865)
                                                 ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-----------------------------------------------

Purchase of property and equipment. . . . . . .   (   37,213)            -
                                                 ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------

Loans from control group. . . . . . . . . . . .      140,894             -
Repayments to control group . . . . . . . . . .    ( 177,345)            -
Common stock issued for cash. . . . . . . . . .      314,625             -
                                                 ------------  ------------

Net cash provided by financing activities . . .      278,174             -
                                                 ------------  ------------

CASH AND CASH EQUIVALENTS:
-----------------------------------------------

Increase (decrease) in cash . . . . . . . . . .      116,288       (26,865)

Cash at beginning of year . . . . . . . . . . .           65        26,930
                                                 ------------  ------------

Cash at end of year . . . . . . . . . . . . . .  $   116,353   $        65
                                                 ============  ============

Cash paid during the year for interest. . . . .  $         -   $         -
                                                 ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

AMERICAN  NORTEL  COMMUNICATIONS
NOTES  TO  THE  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  1996  AND  1995

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, USE OF ESTIMATES AND RECLASSIFICATIONS

NATURE  OF  OPERATIONS

The Company has existed in various forms since 1979 and has evolved from a mining exploration and development business to a telecommunications business. The Company has been known as American Nortel Communications, Inc. ("ANC") since 1992 and became a Wyoming corporation in 1993. ANC currently operates only in the telecommunications business, providing long distance telephone service in combination with additional related services in the United States and a number of foreign countries.

Prior to September 14, 1994, ANC conducted almost all of its telecommunications business through NorTel Communications, Inc. ("NorTel-US"), a wholly owned subsidiary in Salt Lake City, Utah. All subsidiaries, including NorTel-US, were not active and were sold for nominal consideration or were dissolved.

On September 14, 1994, ANC and NorTel-US filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the U.S. Bankruptcy Court, District of Utah, Central Division. ANC's bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1995. NorTel-US was sold June 27, 1995 for nominal consideration to an affiliate of former directors, leaving ANC as the sole surviving entity.

ANC's common stock was approved for listing on the Boston Stock Exchange effective June 22, 1994. However, it was delisted on January 20, 1995 for failure to meet maintenance requirements. The common stock had previously been listed for trading on the Vancouver Stock Exchange from September 18, 1980 until August 14, 1994. ANC's common stock is also traded in the over-the-counter market and is quoted under the NASDAQ symbol "ARTM".

The Company was dormant when ANC's current President, Chief Executive Office, and Board Chairman, William P. Williams, Jr. achieved control of the Company on June 27, 1995. On that day, the former officers and directors resigned and assigned their rights under certain agreements to Mr. Williams.

Subsequently, the Company has utilized various methods, including the infusion of capital, barter trading, and the establishment of ANC as a "LEC" billed long distance carrier to reestablish the financial viability of the Company. The Company attempted to use prepaid phone cards to barter for goods and services, not requiring the expenditure of cash. However, ANC encountered numerous difficulties with this strategy, which is largely responsible for the delays in filing the required financial statements with the Securities and Exchange Commission ("SEC").

THE  ANAHEIM  SPLASH

For a brief period of time in fiscal 1996, ANC owned the Anaheim Splash, a franchise of the Continental Indoor Soccer League (this league is no longer operating). The agreements and commitments entered into are further disclosed under the caption "Commitments and Contingencies" later in these notes.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies followed by the Company and the methods of applying those policies, which materially affect the determination of its financial position, results of operations, or cash flows are summarized below.

CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments, having a maturity of three months or less when purchased to be cash equivalents.

REVENUE  RECOGNITION  -  PHONE  CARD  REVENUE

Generally accepted accounting principles ("GAAP") require the deferral of revenue to match the future cost of providing service. Accordingly, the prepaid phone cards which were bartered and sold, most of which expire within 18 to 24 months of issuance, require the deferral of revenues to be recognized as the units of time on the cards are utilized.

During the 1996 and 1997 fiscal years management committed ANC to provide approximately 11,354,000 and 4,661,000 units of time, respectively. Committed units related primarily to barter trades. Committed units related to cash sales were nominal.

ANC issued approximately 3,074,000 and 8,897,000 units of time during 1996 and 1997, respectively. As units were issued, the liability for committed units was reduced and recorded as unearned revenues. Issued units could not be used until the card PIN numbers were activated by the Company. Cards were issued related to the barter transactions for which the PIN numbers were never activated. As the issued and activated units were utilized, unearned revenues were reduced and recorded as earned revenues. Approximately 265,000 and 1,260,000 activated units were utilized during fiscal 1996 and 1997, respectively, resulting in generated revenues of $36,000 and $171,000 in 1996 and 1997, respectively. During 1997, the service was suspended and the related barter transactions rescinded by ANC management. As a good faith gesture, ANC agreed to provide limited service through another vendor until June 30, 1998. As of June 30, 1998 the program expired and was terminated with the service provider.

All remaining units in excess of those utilized in fiscal 1998, were recorded as gain at the end of fiscal 1997, since these revenues did not relate to service provided and originated from barter transactions which were rescinded during that year.

COST  RECOGNITION  -  PHONE  CARD  UNITS

Costs are incurred and recognized as the purchaser utilizes the units. Costs related to providing the recognized service revenues amounted to approximately $22,000 and $222,000, respectively, in 1996 and 1997. Production costs of unissued cards are not considered significant enough to record as a prepaid expense.

MARKETING  COSTS

Direct response marketing costs, primarily incurred through contracted telephone solicitation of prospective accounts are deferred and amortized over the average life of the new accounts generated in subsequent periods.

INCOME  TAXES

The provision for income taxes includes deferred income taxes resulting from temporary differences in the recognition of certain income and expense items for financial reporting purposes in different periods than for tax purposes. The Company calculates its income tax provision and deferred income taxes under SFAS 109.The Company uses the flow-through method of accounting for investment tax credits.

BASIS  OF  PRESENTATION

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ANC has sustained significant losses in its fiscal years ended 1995 and 1996. The effect of these losses have been mitigated by the infusion of cash from new equity capital and the payment of significant obligations through issuance of the Company's common stock. The stockholders' deficiency has worsened during these periods. Profitability from operations and favorable resolution of the numerous claims and contingencies discussed later in these notes are required to reduce the deficiency. If profitability is not achieved, the deficiency can only be eliminated through the issuance of additional equity securities.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectability of receivables, useful lives of property and equipment and impairment of long -lived assets.

2.     NON-MONETARY  TRANSACTIONS

BARTER  TRADES

In December 1995, ANC began trading long distance phone time for other assets. The Company has recorded the trades at the lower of the wholesale price of $.15 per unit value or estimated net realizable value of the property received in the following exchanges.

FISCAL  1996  BARTER  TRANSACTIONS
BARTERS  TRADES  FOR  TANGIBLE  PERSONAL  PROPERTY

On February 20, 1996 L&J Liquidators agreed to accept 483,500 minutes of long-distance phone time for office furniture, office supplies and a Nordic ski boat for a total of $72,525 at $.15 per minute. 131,500 minutes were awarded as a finders fee for the Fall Creek Inn barter described below.
BARTER  TRADE  FOR  REAL  ESTATE  -  THE  FALL  CREEK  INN

On March 30, 1996 the Kendel Corp agreed to accept 8,888,889 minutes of long distance phone time for rights to the Fall Creek Inn in Branson, Missouri. ANC also signed a five-year lease commencing April 15, 1996 and expiring March 14, 2001. The lease required ANC to pay the underlying loan payments to the Mercantile Bank, which then was $20,069 per month. ANC also agreed to pay the real and personal property taxes, maintenance and improvements, utilities and insurance. Provided ANC was not in default on any rental payments, and, kept and performed all other covenants and obligations required ANC could exercise its option to purchase the property for the remaining principal and interest balance due on the loan.

2.     NON-MONETARY  TRANSACTIONS

On March 30, 1996 ANC took operating possession of the Inn. ANC issued 1,590,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 4,066,000 minutes during fiscal 1997. ANC also advanced cash for operations and lease payments totaling $54,000 through June 30, 1996 and an additional $178,000 during fiscal 1997. During 1997, the lessor repossessed this property and the activity ceased. As of the date of the repossession, 2,477,000 minutes of long distance phone time remained unissued under the agreement, with an additional 756,000 minutes unissued, which had been assigned by the lessor to a third party. It is management's contention that the return of the property to the owner effectively rescinded the obligation to supply the minutes as agreed upon.

The lessor repossessed the property on January 31, 1997 and filed suit for breach of contract and recovery of damages. A default judgment was initially entered, granting Plaintiff rent, possession and damages in excess of $3,000,000. A motion to set the default judgment aside was successful and there has been no appeal. The Court ordered that possession be permanently transferred to the Plaintiff leaving the Plaintiff in possession and full ownership, with ANC no longer having an interest in the property. The case is still pending on the issue of damages. Since either party has conducted no discovery, Counsel is unable to evaluate the potential exposure to ANC in this case at this time.

The leasehold, recorded at $1,200,000, was reduced by amortization of $61,000 in fiscal 1996 prior to abandonment of the property. A valuation reserve of $31,650 has also been recorded to reduce the value to the amount of the remaining balance of unissued time bartered on the transaction as of June 30, 1996.

BARTER  TRADE  FOR  REAL  ESTATE  -  PALMDALE,  CALIFORNIA  LOT

On March 16, 1996 James Griffith, Jr. agreed to accept 44,444 units of domestic long distance phone time for an undeveloped lot in Palmdale, California, recorded at $6,667 at $.15 per minute. The trade was made through a barter trade network transaction.

BARTER  TRADE  FOR  AUTOMOBILE

On April 7, 1996 Joe Blanton agreed to accept 44,444 units of domestic long distance phone time for a 1966 Jaguar Mark 10, recorded at $7,000, as the car was subsequently sold for $7,000 cash on April 22, 1996.

BARTER  TRADE  FOR  STOCK

On April 7, 1996 Joe Blanton. agreed to accept 11,111 units of domestic long distance phone time for 100,000 shares of Penn Pacific Stock, recorded at $1,667 at $.15 per minute.

BARTER  TRADE  FOR  REAL  ESTATE  -  POINTE  ROYALE,  MISSOURI  PATIO  HOME

On April 10, 1996 Len D. Clayton agreed to accept 1,166,667 units of domestic long distance phone time for a patio home in Pointe Royale, Missouri, valued at $275,000 by ANC management. ANC also agreed to assume a loan of approximately $130,000 secured by the property. Title was to be transferred upon delivery of long distance units. Since ANC took possession, but not ownership, ANC was never legally named a creditor on the loan. The net investment of $145,000 has accordingly been recorded as a deposit on a realty transaction, which was subsequently forfeited.
On April 10, 1996, when ANC took possession of the property, it issued 391,000 minutes of domestic long distance credits. During fiscal 1997 ANC issued another 770,000 minutes.

During  fiscal  1997,  ANC  returned  the  property  to  the  owner.

A valuation reserve of approximately $49,000 has been recorded to adjust the value to the amount of the remaining balance of unissued time bartered on the transaction as of June 30, 1996.

BARTER  TRADE  FOR  BOAT

On April 22, 1996 CL Carr agreed to accept 88,889 units of domestic long distance phone time for a 1963 35 foot Cris Craft boat for a recorded value of $13,333 at $.15 per minute. A valuation reserve of $13,333 has been established as of June 30, 1996 to adjust the carrying value to the amount subsequently realized upon return of the asset to the owner.

Minutes  issued  are  included  in  the  Pointe  Royale minutes disclosed above.

BARTER  TRADE  FOR  ART

In May 1996 Ed Iverson agreed to accept 11,000 units of domestic long distance phone time for five limited edition art prints recorded at $1,650 at $.15 per minute.

BARTER  TRADE  FOR  EQUIPMENT

On May 8, 1996 George La Goe agreed to accept 52,222 units of domestic long distance phone time and $2,000 cash for a tractor and other equipment. ANC issued 52,222 minutes of domestic long distance credits (including 22,222 issued to Barter Business Network) as of June 30, 1996 prior to abandonment of the property in fiscal 1997. An additional valuation reserve of $9,833 has been established to reflect the amount realized on subsequent abandonment.

BARTER  TRADE  FOR  AUTOMOBILE

On May 15, 1996 Steve Muskett agreed to accept $5,500 in trade credits (BXI) and $500 cash for a 1969 Lincoln Continental Mark 3, recorded at $6,000. ANC issued 12,222 minutes of domestic long distance credits to BXI for this barter trade. The amount has been fully reserved as a subsequently abandoned asset.

BARTER  TRADE  FOR  REAL  ESTATE  -  RIDGEDALE,  MISSOURI  LOTS

On June 5, 1996 Heritage West, Inc. agreed to accept 116,000 units of domestic long distance phone time for six undeveloped lots in Ridgedale, Missouri, valued at $17,400 at $.15 per minute. The units were to be ordered within 24 months of the agreement date and expire 18 months after the issue date. The deed was not assigned to ANC until July 1, 1996 and there is no evidence it was legally recorded. The minutes tendered in fiscal 1996 were recorded as a deposit on a realty transaction.

ANC issued 16,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 63,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned, 37,000 minutes of long distance phone time were still due the owner under the agreement. A valuation reserve of $2,400 was recorded to adjust the value to the amount of the remaining balance of committed but unissued time bartered on the transaction as of June 30, 1996.

BARTER  TRADE  FOR  BICYCLES

On June 26, 1996 the Equitas Group, Inc. agreed to accept 73,560 units of domestic long distance phone time for 222 bicycles located in a warehouse near Dallas, Texas, recorded at $11,034 at $.15 per minute. A valuation reserve has been established at June 30, 1996 to fully recognize the loss on subsequent abandonment.

STOCK  TRANSACTIONS

The Company has entered into numerous transactions where it traded its stock for assets or services. These transactions are disclosed under the caption "Common Stock Issued".

3.     PREPAID  EXPENSES

Prepaid expenses consist of a $75,000 management fee paid to Wilcom, Inc. for fiscal 1997, paid in June, 1996 by the issuance of ANC stock at $.15 per share. Also included is $75,000 compensation paid to Eva Williams, (the wife of William
P. Williams, Jr.) for fiscal 1997 and 1998, paid in June 1996 by the issuance of ANC stock at $.15 per share.

4.     PROPERTY  AND  EQUIPMENT

Property and equipment, at cost, consists primarily of telecommunications equipment, net of accumulated depreciation of $8,939 and a valuation reserve of $4,987 to reduce the cost of equipment acquired through barter. Depreciation is calculated using the straight-line method over a five year estimated useful life.

5.     BARTER  ACCOUNTS  AND  INVESTMENTS

BARTER  ACCOUNTS

Barter accounts consist of phone cards placed with five barter groups, net of a valuation reserve of approximately $33,000, to reflect the subsequent loss on abandonment of these deposited amounts.

INVESTMENTS  ACQUIRED  THROUGH  BARTER

Investments acquired through barter consists of assets, discussed in Note 2, acquired in transactions which were not rescinded, but were later abandoned. The assets, all tangible personal property, are stated net of a valuation reserve of approximately $119,000.

INVESTMENTS  ACQUIRED  THROUGH  BARTER,  RESCINDED

Investments acquired through barter consist of the Fall Creek Inn leasehold and other deposits on realty transactions, discussed in Note 2, which were subsequently rescinded by ANC in fiscal 1997. These assets are stated net of accumulated amortization of $61,000 and a valuation reserve of approximately $64,000.

6.     INVESTMENT  IN  AFFILIATE

Investment in affiliate consists of 400,000 shares of ANC common stock placed on deposit with the Continental Indoor Soccer League in accordance with terms of a franchise agreement further discussed in Note 10, "The Anaheim Splash". The asset is stated net of a valuation reserve of $200,000 to reflect the probable loss of this asset.

7.     BARTER  TRADE  COMMITMENTS

Barter trade commitments consist of the value of the committed but unissued long-distance units traded for various assets, discussed more fully in Note 2. During fiscal 1997 the remaining commitment, totaling $687,000, was offset against the rescinded barter assets in determining the net loss on abandonment.

8.     NOTES  PAYABLE

CONVERTIBLE  NOTES  PAYABLE

9% convertible secured notes due December 31, 1996 with interest payable quarterly, convertible into common stock of ANC at $4.00 per share, with warrants (which expired December 31, 1995) to purchase up to 78,125 common shares at $4.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Herman Meinders. . . . . . . . . . . . .  $100,000
Express Services, Inc.,
  formerly BancOklahoma Trust Company. .   450,000
Southwest Securities, Inc.(Gerald Eason)    50,000
Marguerite Colton. . . . . . . . . . . .    25,000

9% convertible secured notes due December 31, 1998 with quarterly interest payments, escalating to 18.2% in years 2 through 6, convertible into 6,000 shares of common stock of ANC at $5.00 per share, with warrants (which expired September 7, 1997) to purchase 6,000 common shares at $5.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Earle F. Waters, Trust. . . . . . .    25,000
EF Waters & Eleanor M Waters, Trust    25,000
                                     --------

Total convertible notes . . . . . .  $675,000
                                     ========

On  August  7,  1996,  Wilcom  issued  10,000  shares of its stock in ANC to Mr.
Meinders  as  payment  for  interest  on  his  note.

Accrued but unpaid interest on the above notes totaled $253,739 and $188,489 as of June 30, 1996 and 1995 respectively.

SETTLEMENT  OF  NOTES  AND  INTEREST

ANC is delinquent on paying the principal and interest amounts due under the note terms. The note holders have filed suit against ANC and the surety company. On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876 including interest at 9% per annum.

The claim of Express Services is pending with no current trial setting. However, it is anticipated that judgment will be entered in favor of Express Services, Inc. for all amounts claimed due and owing. A claim on the Eason note has yet been asserted but ANC counsel anticipates that at some point suit will be filed and judgment will be established for all amounts claimed due.

8.     NOTES  PAYABLE

The court determined that interest is payable at the 9% rate specified in the agreement without penalty. ANC is attempting to negotiate the retirement of the other notes.

9.     PROVISION  FOR  INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

There is no current or deferred tax expense or benefit for income taxes for the years ended June 30, 1996 and 1995. The Company realized net operating losses in 1996 and 1995.

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At June 30, 1996 the Company has unused net operating losses of $10,600,000 expiring from 2009 through 2011. No deferred tax asset has been recorded as the Company has provided a valuation allowance in the full amount of the benefit until such time as deferred tax liabilities are realized or future earnings are considered likely.

10.      COMMITMENTS  AND  CONTINGENCIES:

LITIGATION

ANC  is  named  as  defendant  in  the  following  suits:

CLIC International Corporation vs. WP & Eva Williams, d.b.a. ANC - The suit, claiming damages in an amount less than $30,000 is related to a barter trade of phone cards for light bulbs for the Fall Creek Inn, was filed during fiscal 1997 and is recorded as a disputed claim. The suit is pending but accrued as of June 30, 1997.

KPMG Peat Marwick vs. Certified Surety Group, Ltd. and ANC - The suit, claiming damages in the amount of $30,000 is for services rendered by KPMG related to its audit of the June 30, 1993 ANC financial statements. The amount, which is being disputed by ANC management, has been accrued as of June 30, 1995.

Kendel Corp. vs. ANC - The suit is discussed in detail in Note 2, "Fall Creek Inn". The suit is pending.

Lantern Bay, Inc. and Richmond Heights vs. ANC - The suit is discussed in detail in Note 2, "Palace View". The Lantern Bay portion was settled in fiscal 1998 for $15,000 and properly accrued as of June 30. 1997.

Records Retrieval vs. ANC - The suit is discussed in detail in Note 15, "Long Distance Service Agreements." The suit was settled in fiscal 1998 for approximately $42,000 and properly accrued as of June 30, 1997.

Hartzog Conger Cason vs. ANC - The suit is discussed in detail in Note 8, "Settlement of Notes and Interest". Certain of the note holders have received judgment and others are pending.

LONG  DISTANCE  SERVICE  AGREEMENTS

On September 20, 1995 ANC entered into a Lightswitch Services Agreement with Electric Lightwave, Inc. ("ELI") whereby ELI agreed to provide switched services to ANC. The term of the agreement was for one year with continuation on a month-to-month basis thereafter. During the six-month "ramp-up" period, ANC was billed for actual usage. After the ramp-up period they were billed the greater of the minimum usage (50,000 per month) or actual minutes of use. Additionally, a surcharge of $.01 was to be charged if the minimum commitment was not met. In March 1996 ANC entered into an Agreement with Vancouver Telephone Company ("VTC") whereby ANC provided long-distance services to VTC through its carrier, ELI. Through June 30, 1996 VTC had paid approximately $6,000 to ANC under the agreement and an additional $14,000 through November 1996. The fiscal 1996 revenue was greater than 10% of the revenues of ANC.

LEASES

The Company has entered into lease obligations for office space for its corporate headquarters in Scottsdale, Arizona and its support center in Salt Lake City, Utah. The Scottsdale agreement, dated April 1, 1997 expired on March 31, 1998 and has been extended for six months. The Utah agreement dated January 1996 expired on March 31, 1997. Under terms of the agreements ANC pays monthly rents totaled approximately $2,000. The Company paid rents of $18,000 and $23,000 during the 1996 and 1997 fiscal years respectively.

As discussed above under the caption "Barter transactions", the Company entered into agreements to lease a hotel and other rental properties. The leases, which were for periods from two to five years, contained provisions to apply the lease payments to the purchase of the properties. These transactions were subsequently terminated by the Company resulting in forfeiture of its property interests. These terminations resulted in litigation with the lessors which are further discussed under the caption "Barter Trades". Under these leases, rents totaling $65,000 in 1996 and $161,000 in 1997 were paid prior to the forfeitures. Additionally, $15,000 was paid subsequent to 1997 for settlement of a default claim.

THE  ANAHEIM  SPLASH

As previously disclosed, ANC owned the Anaheim Splash for a brief period of time in fiscal 1996. ANC management entered into certain agreements in connection with this ownership. On February 16, 1996, ANC management entered into an agreement to acquire the franchise from the Continental Indoor Soccer League (the "CISL") which required, among other things, the placement of $400,000 worth of ANC common stock as a security deposit and $10,000 as an advance payment against the player compensation assessment. ANC tendered 400,000 shares of ANC common stock as payment for the security deposit. However, since the market price of the stock was less than the deposit requirement, the CISL has requested, through counsel, that additional shares be surrendered to them. Under terms of the agreement, there is a deferred league operating assessment of approximately $88,000 and additional player compensation assessments of $150,000. On March 1, 1996, ANC also entered into a ten-year lease agreement with the Arrowhead Pond. The lease terms include liquidated damages of $25,000 in the event of termination.

In approximately April of 1996, ANC assigned its rights under these agreements to Mr. Gary Sparks. ANC has no written agreement to substantiate this assignment. CISL counsel verbally confirmed that Mr. Sparks had indeed stepped into ANC's position and operated the team for approximately one year. CISL counsel also commented that Mr. Sparks did not assume any obligations that ANC may have incurred in connection with its ownership or termination of the above agreements. He also indicated that the CISL may move to liquidate the stock in settlement of any outstanding obligations. Presently, the CISL has made no attempts to liquidate the stock and ANC has requested its' stock transfer agent to place a "stop transfer" notation on its stock register.

An analysis of the current market price of ANC stock indicates that a liquidation of the stock would most likely yield proceeds sufficient to satisfy the minimum commitments as specified in the agreements. In the event such proceeds are insufficient, the CISL could make additional assessment to ANC. Accordingly, ANC has fully reserved these deposits to reflect the anticipated loss on abandonment.

Although no litigation has resulted from termination of these agreements, CISL counsel could provide no assurance that such claim may be made in the future if the liquidated proceeds are insufficient.

ACTIONS  OF  THE  BOARD

Significant blocks of stock have been issued to officers and their affiliates as disclosed under the caption "Common Stock Issued". It is not possible to determine the effect, if any, of bringing current the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these transactions.

EFFECTS  OF  DELINQUENT  FILINGS  ON  MARKET  ACTIVITY

The Company is delinquent in its filings under the 1934 Act. The last filing was the March 31, 1996 Form 10-QSB which requires substantial revision to its disclosures and previously reported financial statements contained therein. Significant trading of ANC stock has occurred by both related and unrelated parties during the period subsequent to its filing. It is not possible to determine the effect, if any, of bringing current the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these revisions.

EFFECTS  OF  PRESS  RELEASES  ON  MARKET  ACTIVITY

In an attempt to mitigate the effects of not providing current 1934 Act filings, ANC management has periodically announced certain information which it believed would be beneficial to shareholders. As a result of these press releases, market activity may have occurred, including the buying and selling of ANC stock by both related and unrelated parties. Certain information contained in press releases, based on information available to management at the time, contained information which has been substantially revised through the audit process. Subsequent releases, containing the corrected information, have not yet been released to the public. It is not possible to determine the effect, if any, of bringing the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company who made investment decisions based on those releases.

EFFECTS  OF  DELINQUENT  FILINGS  ON  RULE  144  AND  REG  S  STOCK  ISSUANCES

As discussed more thoroughly under "Capital Transactions", representation letters have been provided which contain assertions that the Company satisfied the current public information conditions contained in the 1933 Securities Act. The Company has been delinquent in its public filings but has attempted to keep the public informed through press releases while it makes a concerted effort to become current in its filings. Company Counsel is determining the factual issues of this matter and is currently unable to determine the materiality of violations, if any, or their impact on the financial statements of the Company.

INVESTIGATIONS

During 1997, the company was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of the Company. The Division personnel will neither confirm nor deny that an investigation is proceeding. Such investigations, in the preliminary stages, are kept confidential and are not necessarily an indicator of wrong doing.

RISK  OF  COMPETITION  AND  REGULATION

The Company is operating in an extremely competitive market in which their customer base is subject to turnover resulting from solicitation by carriers offering lower rates. Additionally, carriers with higher volumes may be able to negotiate lower rates for the cost of their service provided which, in turn, can be passed on through a lower rate structure. Additionally, industry competitors may have a greater capital base to sustain them through periods of reduced prices.

RISK  OF  YEAR  2000  PROBLEMS

The Company and its service provider utilize software which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. ANC management and the service provider are taking steps to modify these programs before any such problems are encountered. In the event they are not successful in their efforts, the revenue stream of the Company may suffer significant adverse effects.

RISK  FROM  PHONE-CARD  CANCELLATIONS

As previously discussed, ANC management decided to not activate service on certain phone cards from barter trades. Additionally, they decided to suspend service on phone cards which had been activated. As a result of a billing dispute with the carrier, service was suspended for approximately 6 months while ANC worked to establish service with another carrier. To mitigate the adverse reaction to cancellation of the cards, ANC management authorized service to all properly validated cardholders through June 30, 1998 at which time the service was finally terminated. Management believes that the validated claims of all cardholders have been satisfied by the above action and asserts that no additional claims have been made.

11.     RELATED  PARTY  TRANSACTIONS

On June 27, 1995 the ANC Board of Directors, consisting of William P. Williams, Jr., rescinded the Amended Managers Agreement and the Earn-Out Preferred Share Agreement as discussed under the note caption "Preferred Stock" and canceled the 3,300,000 shares of Preferred A Series One Preferred Stock issued to the former officers and directors of ANC. The shares were redesignated and reissued to Wilcom, Inc. for services rendered related to the reorganization of the Company.

Although the recision was reflected in the previously issued financial statements for the year ended June 30, 1995, the reissuance of the shares for services was omitted from those statements. The shares were transacted at $.06 per share, the same prices as other common shares issued for services at approximately the same date.

Under the agreement, Wilcom was also granted warrants to purchase 440,000 common shares at $1.00 per share prior to June 28, 1999. The purchase price was subsequently reduced to $.02 per share through action of the current Board of Directors and the warrants exercised on October 17, 1995.

As authorized by a previous warrant agreement, Shelton Financial, Inc., a wholly-owned entity of Company management, purchased 400,000 common shares on October 26, 1995 at $.02 per share. The agreement, entered into in 1992, had set the exercise price at $3.00 per share. The price was subsequently reduced to $.02 per share through action of the current Board of Directors.

On July 1, 1995 ANC entered into a Management Services and Consulting Agreement with Wilcom, Inc. who engaged William P. Williams, Jr. to render services to ANC as Director, Chief Executive Officer and President for twelve months. The terms of the agreement provided for payment of 2,000,000 shares of ANC common stock and options to purchase another 2,000,000 shares at 100.25% of the closing bid price on July 1, 1995 (1/16th), exercisable through June 30, 1998. The shares and options delivered under the agreement were to be free trading shares registered under Form S-8.

On July 16, 1995 the Board approved the issuance of 2,000,000 shares to Wilcom, Inc. as compensation for 1996 under the above agreement.

On May 13, 1996 the Board approved the issuance of 500,000 shares to Wilcom, Inc. as compensation for 1997. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability.

On  May  15,  1996  the  Board  approved  the  issuance of 750,000 shares to Eva
Williams as compensation for 1996. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability. The Board subsequently determined that the stock would be issued as compensation for the three-year period 1996 - 1998 as compensation for her services for officer. This resulted in prepaid compensation of $75,000 as of June 30, 1996 and $37,500 as of June 30, 1997.

On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share to Wilcom, Inc. for management services rendered during fiscal 1998. Additionally, 3,300,000 shares were issued to Wilcom, Inc. in exchange for the 3,300,000 shares of convertible preferred shares which were issued in June 1995, as discussed above.

FLOW  OF  FUNDS  TO  AND  FROM  WILLIAMS/WILCOM/SHELTON

Eva Williams, the Secretary of the Company, is the sole shareholder of Wilcom, Inc., the majority shareholder of ANC. William P. Williams, the Company's President and CEO, is the spouse of Eva and the sole shareholder of Shelton Financial, Inc., also a shareholder of ANC. Williams, Wilcom and Shelton have all advanced funds to and received funds from ANC. They have also paid obligations on behalf of ANC. It is not practicable to segregate the flow of funds between these three entities and ANC and accordingly they are reported in the aggregate. The advances to and from this related group and ANC is reported in the cash flows statement.

12.     CAPITAL  TRANSACTIONS

PREFERRED  STOCK

As discussed above, the previously authorized, issued and outstanding Preferred A Series One Preferred Stock issued to former officers and directors was canceled, reestablished, redesignated and reissued to Wilcom, Inc. as Preferred A Series One Convertible, Preferred Stock. The stock has the relative rights, preferences and limitations as follows:

Dividends - The holders are entitled to dividends declared by the Board and are entitled to participate with the holders of Common Stock in any dividend distributions on a prorata basis.

Preferences on Liquidation - The holders are entitled to receive the residual assets on a prorata basis with the holders of the Common Stock.

Voting Rights - The holders are entitled to one vote for each share of Preferred Stock.

Conversion Rights - Each share is convertible at any time after the bid price for the Common Stock has averaged more than $1.00 for thirty consecutive trading days into one share of Common Stock.

Other Rights - The holders must approve certain expenditures, certain other preferred issuances, certain asset dispositions and mergers.

COMMON  STOCK  ISSUED

PROVISIONS  OF  RULE  144

Rule 144 of the Securities Act of 1933 allows for limited trading of a company's stock without registration provided that the Company and the shareholder comply with certain provisions. This is referred to as Rule 144 stock. The Rule requires that the shares bear a legend notifying the holder of the restriction, that the stock be held for at least two years if issued to an unrelated party and at least three years if issued to a related party. After the three-year period the related party could dispose of limited quantities of the stock restricted by the reported shares outstanding or the average trading volume of the shares. To remove the restrictive legend, the issuer is required to satisfy certain current public information conditions of Rule 144 (c).

The Rule was amended in 1997 to shorten the required holding periods from three to two and two to one years respectively and now "piggybacks" the calculation period from the date of first issuance by the Company.

RULE  144  RESTRICTED  SHARES  FOR  CASH

During the years ended June 30, 1996 and 1997 and subsequently ANC sold restricted shares for cash:

       Shares       Range     Proceeds
      ---------  -----------  ---------
FY96  1,165,000  $ .21 - .50  $ 314,625
FY97    272,000  $.25 - 1.00    214,300

THE FOLLOWING MATERIAL "NON-MONETARY" TRANSACTIONS INVOLVED RULE 144 RESTRICTED ANC STOCK:

       Date                      Description                Shares    Each    Total
------------------  -------------------------------------  ---------  -----  --------
October 17, 1995 .  Wilcom, Inc., exercise warrants
                    offset to liability to control group     440,000  $ .02  $  8,800

October 26, 1995 .  Shelton Financial, exercise warrants
                    offset to liability to control group     400,000  $ .02  $  8,000

February 20, 1996.  Gary Jensen, for services                 35,000  $ .25  $  8,750

March 21, 1996 . .  Continental Indoor Soccer League,
                    deposit for Anaheim Splash               400,000  $ .50  $200,000

June 3, 1996 . . .  Wilcom, Inc, 1996 mgmt fees
                    per 1995 agreement                     2,000,000  $ .06  $120,000
                    Wilcom, Inc. 1997 mgmt fees              500,000  $ .15  $ 75,000

June 17, 1996. . .  Eva Williams, 1996  - 1998
                    Officer compensation                     750,000  $ .15  $112,500

September 25, 1996  Zion Company, payment on
                    Ehrenberg property                        40,000  $ .50  $ 20,000

February 5, 1997 .  John Lee, loan fee                         1,000  $1.00  $  1,000

February 5, 1997 .  Don Whittler, loan fee                     5,000  $1.00  $  5,000
March 4, 1997. . .  Glenn Crotts, loan fee                    30,000  $1.00  $ 30,000

May 8, 1997. . . .  H.R. Colvin, loan fee                     20,000  $1.00  $ 20,000

May 13, 1997 . . .  MRG Enterprises, consulting fee           25,000  $ .75  $ 18,750

May 13, 1997 . . .  Zion Company, additional payment
                    on Ehrenberg property                     28,000  $ .75  $ 21,000

August 6, 1997 . .  Stephen Roberts, legal fees
                    per 1996 agreement                        60,000  $ .02  $  1,200

October 29, 1997 .  Wilcom, Inc. Preferred stock
                    Conversion (1995 agreement)            3,300,000  $ .06  $198,000
                    Wilcom, Inc., 1998 mgmt fees           1,000,000  $ .34  $340,000

November 20, 1997.  Don Whittler, interest on loan            11,246  $ .70  $  7,872

January 21, 1998 .  Global Telecom, for purchase
                    of long distance accounts                 58,000  $ .50  $ 29,000

In addition to the above, Wilcom also exchanged some of it's shares for payment of ANC obligations:

     Date                 Description            Shares   Each    Total
--------------  -------------------------------  -------  -----  -------
July 16, 1996.  Stock issued
                for investor services            200,000  $ .30  $60,000
July 16, 1996.  Stock issued
                for investor services            300,000  $ .30  $90,000
August 7, 1996  Stock issued to Herman Meinders
                for interest on note              10,000  $ .50  $ 5,000

PROVISIONS  OF  REGULATION  S

Regulation S of the Securities Act of 1933 allows issuance of unregistered shares to foreign investors. Prior to amendment of the regulations in 1997 the investor was required to hold the shares for at least 40 days before selling the shares on the US market. The shares were issued with restrictive legend. To remove the restrictive legend after the 40 day period, the issuer is required to satisfy certain current public information conditions.

During 1997 the regulation was amended, extending the holding period to conform to that required by Rule 144 and requiring the issuers to report the issuance of such shares.

REG  S  RESTRICTED  SHARES  ISSUED  FOR  CONVERTIBLE  DEBENTURES:

During the years ended June 30, 1997 and 1998 ANC issued restricted shares for convertible debentures:

      Shares     Range      Total
      -------  ----------  --------
FY97  181,118  $      .42  $ 76,069
FY98  436,152   .27 - .35   125,278

CONVERSIONS  OF  UNRESTRICTED  STOCK

During the years ended June 30, 1997 and 1998 various owners of ANC common stock submitted Forms 144 with respect to the conversion of at least 100,000 and 2,327,000 restricted shares of common stock, respectively. The Forms were accompanied by representation letters stating, among other things, that the Company satisfied the current public information conditions contained in Rule
144(c). ANC has been delinquent in its 1934 Act filings since the March 31, 1996 Form 10-QSB but has provided other contemporaneous information to the market through its press releases.

Factual issues relating to these matters have been referred by the Company to Counsel for review and determination. At this time it has not been determined if any, or how many, or when, such restricted shares may have been sold in reliance upon Rule 144, or if such sales were made exclusively in reliance upon Rule 144. Until those facts are determined Counsel is unable to determine if any violations of the 1933 Securities Act were committed by the Company or the consequences of such violations to any sellers or the Company. Counsel is unable to assess the materiality of any possible violations or the financial impact of possible violations on the financial statements of the Company. As soon as a reasonable assessment of facts is made, should violations be indicated, the Company intends to make appropriate and necessary action to resolve these issues.

SALES  OF  WILCOM  UNRESTRICTED  SHARES

Wilcom, Inc., the majority shareholder, was issued restricted shares as discussed above under related party transactions. Wilcom has converted and sold 100,000 and 1,030,000 shares in fiscal 1997 and 1998, respectively, to freely trading shares which it believes to be within the holding period and other trading limitations required by Rule 144. These amounts are included in the disclosure in the preceding paragraph.

SHAREHOLDER  DISPUTES

As reported in previously published statements, several individuals have claimed that they paid for stock they have not received. Management asserts that this did not result in any litigation and has been resolved to the satisfaction of the parties.

13.   NON-CASH  TRANSACTIONS  ELIMINATED  FROM  CASH  FLOWS

BARTER  TRANSACTIONS  ELIMINATED  AT  JUNE  30,  1996:

Property and equipment . . . . . . . .  $    (7,481)
  Valuation account. . . . . . . . . .        4,987
Barter accounts. . . . . . . . . . . .      (32,980)
  Valuation account. . . . . . . . . .       32,980
Investments - bartered . . . . . . . .     (378,067)
  Valuation account. . . . . . . . . .      371,400
Investments - bartered, rescinded. . .   (1,389,625)
  Valuation account. . . . . . . . . .      313,225
  Amortization . . . . . . . . . . . .       61,000
Accounts payable - barter. . . . . . .    1,093,400
Unearned phone card revenue. . . . . .      381,567
                                        ------------

Barter transaction total . . . . . . .  $   450,406
                                        ============

STOCK TRANSACTIONS ELIMINATED:

Prepaid consulting paid with stock . .  $ (  75,000)
Prepaid compensation paid with stock .    (  75,000)
Anaheim Splash deposit paid with stock     (200,000)
Accounts payable paid in stock . . . .      125,000
Investment fees paid with Wilcom stock       25,000
ANC stock issued to Wilcom . . . . . .       (8,800)
ANC stock issue to Shelton . . . . . .       (8,000)
Common stock issued. . . . . . . . . .      383,050
Compensation paid with stock . . . . .     (166,250)

14.   OTHER  GAINS  AND  LOSSES

LOSS  ON  DISCONTINUED  OPERATIONS

As previously discussed, during fiscal 1996, ANC abandoned its investment in the Anaheim Splash. Prior to the abandonment, ANC received proceeds from ticket sales totaling approximately $26,000 and incurred expenses paid through cash and barter of approximately $17,000. The CISL may liquidate the 400,000-share deposit to meet the obligations incurred by ANC as a result of entering into and then defaulting on its agreements with the CISL and the Anaheim Pond. Some of the recorded $200,000 loss on abandonment could, when the amount is determined, be more properly classified as loss from discontinued operations but would have no effect on either the loss from continued operations or net loss of the Company.

As previously discussed, during fiscal 1997, ANC abandoned its investments in bartered assets, primarily real estate, including an operating motel and other leased condominium units. Fiscal 1996 operations related to property management consist of the following components:

Revenues. . . . . . . . . . . . . . . . . . . . . .  $  83,000
                                                     ----------

Expenses:
  Operating leases. . . . . . . . . . . . . . . . .     65,000
  Leasehold amortization. . . . . . . . . . . . . .     61,000
  Other operating  expenses . . . . . . . . . . . .     72,000
                                                     ----------

Total expenses. . . . . . . . . . . . . . . . . . .    198,000
                                                     ----------

Loss on discontinued property management operations  $(115,000)
                                                     ==========

Additionally, ANC sustained fiscal 1996 expenses of approximately $23,000 related to its discontinued barter operations.

LOSS  ON  ABANDONMENTS:

During fiscal 1996, ANC recorded losses on assets held but subsequently abandoned in fiscal 1997. The losses, discussed more specifically in Note 2, consist of losses on tangible personal property of approximately $47,000 and losses on real estate of approximately $64,000. During fiscal 1996 ANC also recorded a loss on the Anaheim Splash of $200,000.

15.   SUBSEQUENT  EVENTS

FISCAL  1997  BARTER  TRANSACTIONS

BARTER  TRADE  FOR  REAL  ESTATE  -  GRAND  CAYMAN  LOTS

On May 3, 1996 Caribbean Realty Management, Ltd. agreed to accept 1,800,000 units of domestic long distance phone time for eight undeveloped lots on the Grand Cayman Island, valued at $270,000 at $.15 per minute. The units were to be ordered within 24 months of the agreement date and expire 18 months after the date the units were issued. Since no consideration had been given by ANC until fiscal 1997 it was recorded as a fiscal 1997 transaction.

ANC issued 1,170,000 minutes of domestic long distance credits during fiscal 1997 prior to discovery that the owner did not have satisfactory title to the property. As of the date the project was terminated, 630,000 minutes of committed long distance phone time had not been tendered. ANC sustained a loss on abandonment of $270,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  LANTERN  BAY,  MISSOURI  CONDOMINIUMS

On June 18, 1996 Eddie Hunter agreed to accept 133,332 units of domestic long distance phone time for three condominiums in Lantern Bay, Missouri, valued at $215,000 at $.15 per minute plus assumed debt. The financing was to be in the form of a two-year lease/purchase agreement equivalent to the debt service on the underlying debt of approximately $195,000. Since no consideration had been given by ANC until fiscal 1997 it was recorded as a fiscal 1997 transaction.

ANC issued 133,332 minutes during fiscal 1997 prior to abandonment of the property. During fiscal 1997, ANC returned the property. ANC issued 30,000 additional minutes for settlement of damages asserted by the owner. ANC sustained a loss on abandonment of $20,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  PALACE  VIEW  CONDOS, MISSOURI CONDOMINIUMS

On June 26, 1996 Lantern Bay Condos, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $472,664 at $.15 per minute plus debt assumed. The financing was to be in the form of a two-year lease/purchase agreement equivalent to the debt service on the underlying debt of $406,664. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

On June 28, 1996 ANC took possession of the property. ANC issued 440,000 minutes during fiscal 1997 prior to abandonment of the property. During fiscal 1997, the owner repossessed the property and filed suit for breach of contract and recovery of damages. The suit was dismissed without prejudice and ANC management subsequently settled the claim for $15,000. ANC sustained a loss on abandonment of $66,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  PALACE  VIEW  CONDOS, MISSOURI CONDOMINIUMS

On June 26, 1996 Richmond Heights, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $430,893 at $.15 per minute plus assumed debt. The financing was to be in the form of a two-year lease/purchase agreement equivalent to the debt service on the underlying debt of $364,893. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

On June 28, 1996 ANC took possession of the property. ANC issued 440,000 minutes during fiscal 1997 prior to abandonment of the property. During fiscal 1997, the owner repossessed the property and filed suit for breach of contract and recovery of damages. The suit was dismissed without prejudice but has not been refiled or settled. ANC sustained a loss on abandonment of $66,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  KENTUCKY  LOTS

On June 14, 1996 Barter Systems, Inc. agreed to accept approximately 158,000 units of domestic long distance phone time for 17 undeveloped lots in Kentucky, valued at $23,700 at $.15 per minute. The title transfer was to take place when the units were delivered. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

ANC issued approximately 100,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned, 58,000 minutes of long distance phone time remained unissued under the agreement. ANC sustained a loss on abandonment of approximately $24,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  KINGMAN,  ARIZONA  LOTS

On June 26, 1996 the Equitas Group, Inc. agreed to accept 80,000 units of domestic long distance phone time for 18 five acre parcels of undeveloped land near Kingman, Arizona, valued at $12,000 at $.15 per minute. All units were to be ordered within 18 months of the agreement. Warranty title to the lots was to be conveyed upon delivery of the units. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

ANC issued 80,000 minutes during fiscal 1997 prior to abandonment of the property. ANC sustained a loss on abandonment of $12,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  EHRENBURG,  ARIZONA  LAND

On June 28, 1996 the Curtis Family Trust agreed to accept 1,250,000 units of domestic long distance phone time and 40,000 shares of ANC common stock for 20 acres of undeveloped land near Ehrenburg, Arizona, valued at $307,500 at $.15 per minute. The stock was to be freely tradable by October 31, 1996 and ANC was to furnish additional shares (to bring the aggregate share value up to $120,000) if the price was less than $3 per share. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

ANC issued 1,250,000 minutes during fiscal 1997 prior to abandonment of the property. On September 25, 1996 ANC issued 40,000 restricted shares to the Zion Company (Curtis Family Trust). It also issued 28,000 additional shares in May 1997 in accordance with the agreement provisions. ANC sustained a loss on abandonment of $188,500 during 1997, net of $40,000 realized on sale of acreage.

BARTER  TRADE  FOR  ART

On March 15, 1997 Original Masterworks, Inc. agreed to accept 12,222,000 minutes of prepaid domestic long-distance service for 110 pieces of museum quality art. No minutes were issued and no art received under the agreement and ANC management terminated the transaction. According to ANC management, the deal was abandoned when the appraisal did not support the claimed value of the art.

FISCAL  1997  NOTES  PAYABLE

On December 20, 1996 ANC entered into an agreement with Don Wittler, whereby Mr. Wittler would loan $20,000 to ANC. The loan would be made under terms of a one-year note with interest at 5% per month, payable monthly. Mr. Wittler received 5,000 shares of ANC common stock for entering into the agreement. The loan was repaid in its entirety in fiscal 1998.

On December 27, 1996 ANC entered into an agreement with John Lee, whereby Mr. Lee would loan $10,000 to ANC. The loan would be made under terms of a one-year note with interest at 5% per month, payable monthly. Mr. Lee received 1,000 shares of ANC common stock for entering into the agreement. The loan was repaid in its entirety in fiscal 1998.

During January 1997, ANC entered into a verbal agreement a related party, whereby the party loaned $20,000 to ANC. The loan is for five years with a balloon payment including interest at 10%.

On February 10, 1997 ANC entered into an agreement with Glenn Crotts, where Mr. Crotts would advance up to $200,000 to ANC for the sole and only purpose of purchasing long distance customer accounts. The advances would be made under terms of a one year, multiple advance notes with interest at 10% per annum, payable monthly. The first advance of $50,000 on February 10, 1997 was to purchase accounts from Nortel, Inc. under terms of a contract dated January 29, 1997. The agreement provides that collections on billings for the accounts purchased would be collected by Integretel with the cash flow applied to interest and principal. Mr. Crotts received 30,000 shares of ANC common stock for entering into the agreement. Additionally, Wilcom pledged 500,000 shares of its ANC stock as security for the loan. The maximum amount advanced under the agreement was $100,000, which was repaid in its entirety in fiscal 1998.

On March 3, 1997 ANC entered into an agreement with H.R. Colvin, whereby Mr. Colvin would advance up to $100,000 to ANC. The advances would be made under terms of a one-year, multiple advance note with interest at 12% per annum, payable monthly. Mr. Colvin received 20,000 shares of ANC common stock for entering into the agreement. The maximum amount advanced under the agreement was $25,000, which was repaid in its entirety in fiscal 1998.

DISPUTED  LIABILITIES  WITH  VENDORS

The liabilities to the following vendors are being disputed by ANC as of June 30, 1997:

Thomas & Quinlan. . . . .  $ 93,461
E.A.I. Marketing. . . . .    14,000
On Target Marketing, Inc.    30,282
Records Retrieval, Inc. .    48,138
Electric Lightwave. . . .   175,358
                           --------

Total disputed claims . .  $361,239
                           ========

LONG  DISTANCE  SERVICE  AGREEMENTS

In  an attempt to generate new accounts ANC contracted with the following firms:

On October and November 1996 ANC entered into a marketing agreements with Thomas & Quinlan ("T&Q"), E.A.I. Marketing ("EAI"), and On Target Marketing ("OTM"), dba Jones Boys, where these telemarketers agreed to provide ANC with telemarketing services.

On January 16, 1997 ANC entered into a Service Agreement with Records Retrieval, Inc ("RRI") to provide verification services for new accounts acquired by ANC's telemarketers at the greater of $2.25 each or 65% of the projected daily minimum. The agreement was for one year, automatically renewable from year to year unless proper notification is given by ANC to terminate the agreement.

The above vendors accumulated unpaid charges to ANC under these agreements. The amounts are disclosed above under the caption "disputed claims". ANC disputes these unpaid charges on the basis that the accounts generated under this telemarketing campaign resulted in an unacceptably high reject rate. However, on September 30, 1997, Records Retrieval obtained a judgment of $41,498 against ANC on their portion of the obligation. The judgment bears interest at 10% per annum and is payable in monthly installments of $3,648. Settlements with other vendors in this dispute have not yet been reached.

In approximately December 9, 1996, ANC entered into a Sub-Reseller Agreement with LDC Telecommunications, Inc where LDC would provide telecommunications services to ANC.

On December 9, 1996 ANC entered into a Billing Services Agreement (One Plus (1+)) with Integretel Incorporated ("IGT") whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the transaction volume decreases by 25% from the preceding month or less than 75% of the traffic is billable to major telephone companies IGT may at its own discretion increase the reserves and holdbacks. The accounts receivable balance from IGT on June 30, 1997 of $167,108 resulted in proceeds of $137,965, net of fees of $10,340 and dilution (bad debts and billing adjustments) of $18,803.

On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component which is calculated by multiplying the estimated purchase price by the advance component percentage is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to refuse to accept or reject acceptance of accounts and except for the right of IGT to charge back amounts to ANC under certain circumstances, the sale of accounts is without recourse and IGT assumes the full credit risk. Certain chargebacks and fees are recourse obligations of ANC. IGT maintains both Non-recourse and Recourse accounts comprising the Combined account for ANC. The maximum purchase obligation of IGT to ANC was set at $700,000 when the agreement was drafted. This was subsequently increased to $3,000,000 as of March 31, 1998.

On January 8, 1997 ANC entered into an agreement with the Furst Group, Inc., LDC and IGT whereby IGT would assign net proceeds from services provided by LDC on behalf of ANC customers to Furst. Under the agreement, 78% of the net proceeds were remitted to Furst and 22% to ANC. The agreement was terminated by ANC in July 1997. During the duration of the agreement ANC assigned a total of approximately $256,000 of its net proceeds to Furst. Furst has provided no accounting to ANC of these proceeds to determine if there are any amounts that are due ANC which would result from proceeds being withheld in excess of the cost of services provided by LDC and Furst.

On  January  9,  1997  ANC  entered  into  a Carrier Transport Switched Services
Agreement with LDC. In accordance with the agreement, ANC granted a security interest in certain assets of ANC which include all right, title, and interest in the customer lists, accounts receivable, customer and account contracts, and all rights relating to such contracts serviced by the agreement and all present and future accounts receivable attributable to such customer accounts including the proceeds of any sale, transfer or encumbrance thereof and all awards or payments related thereto. The security interest granted was documented in a Security Agreement between ANC and LDC on January 9, 1997.

On February 4, 1997 ANC entered into Contract of Sale with Nortel, Inc. whereby Nortel sold to ANC 125,000 unprovisioned ANI's for $575,000. $50,000 was payable on February 15, 1997, $150,000 upon verification of long distance carrier receiving a total of 50,000 ANI's and $375,000 upon verification of long distance carrier receiving a total of 75,000 ANI's. An addendum signed on the same day provides for payment of the first $50,000 to be made to Career Communications Corp. Nortel, Inc. signed a release and assignment to Career
Communications  Corp.  related  to  the  125,000  unprovisioned  ANI's.   ANC
management subsequently terminated this agreement after the quality of the first ANI's was below ANC standards.

On April 24, 1997 ANC entered into a Reseller Agreement with Total Network Services, a division of Cable and Wireless. The agreement, which runs for an initial duration of 24 months, provides for minimum monthly payments for service of $10,000, $30,000 and $40,000 in the 2nd, 3rd and 4th months respectively after service initiation and $50,000 thereafter through the term of the agreement. Through June 30, 1997 and 1998 the actual utilization has exceeded the minimums.

On June 24, 1997 ANC entered into a Contract of Sale with Global Telecom International, Inc. to purchase 2,400 shares of GTI plus the traffic base. ANC tendered 58,000 shares of common stock in January 1998 to consummate this transaction. On September 11, 1997 the agreement was amended from a price of $.34 per share to $.50 per share.

On August 1, 1997 ANC entered into a Consultant's Finders Fee Agreement with Career Communications Corp ("CCC") for its assistance in acquiring Global Telecom International, Inc. for $75,000 in freely tradable shares of ANC. In accordance with the agreement, CCC was to be paid $7,500 on execution of the agreement and $17,500 on September 4, 1997.

Effective August 1, 1997 ANC entered into an agreement with Telesolutions ("TSN") to provide data processing services related to compiling call detail from carriers and submission of LEC billing data to Integretel. The agreement is for one year or until either party terminates with 120 days notice.

On November 18, 1997 ANC entered into a service agreement with Accutel, Inc. whereby Accutel would acquire and provide LEC customers to ANC which meet certain criteria as specified in the agreement. ANC would pay Career Communications for such verified customers a fee for 1,000 ANI's on an as needed basis.

COMMON  STOCK  WARRANTS

On November 7, 1996 the Company entered into an agreement with J.R. Younker & Associates of Nova Scotia to expose the Company to key investment managers and dealers throughout the world. The agreement entitles Younker and other named parties to receive non-restrictive warrants for a total of 50,000 shares of ANC common stock at the average trading price for the last 20 days ($1.05). The warrants expire on November 7, 2001. Younker also received a commission on funds invested in the Company as a result of his efforts.

On December 19, 1996 the Company issued additional warrants under the above agreement with Younker at a price of $1.05 per share, expiring on January 19, 2001.

The Company also entered into an agreement with Mr. Ray Hackney to solicit investors. The agreement entitled Mr. Hackney to purchase shares and receive a commission on funds invested in the Company as a result of his efforts.

On July 16, 1997 the Company entered into an agreement with MRG Enterprises, Inc. to sell 250,000 free trading shares at $.35 and 250,000 warrants at $1.00 for one year. MRG would receive a 6% finder's fee for putting together the deal. The agreement was mutually terminated due to the Company's inability to provide current 1934 Act filings and MRG's inability to secure investors.

CONVERTIBLE  DEBENTURES

In March 1997, the Company marketed $230,000 principal amount convertible redeemable debentures due March 1, 2000. Interest was 10% per annum on the face payable monthly in advance and was payable in cash or in stock at the Company's discretion. The debentures were convertible at any time commencing after 45 days into shares of the Company's common stock at a price equal to the lower of 70% of the closing bid price of the stock immediately preceding closing or 70% of the closing bid price of the stock immediately preceding the date the Company received the conversion notice from the debenture holder.

The  Company  successfully placed the $230,000 debenture with Canadian Advantage
LP, Thomson Kernaghan & Co, Ltd, the general partner. The debenture, dated April 8, 1997, resulted in the receipt of $201,500 net funds. The debenture did not provide for issuance at a discount. The difference between the face amount and the net funds received was for a 12% ($28,500) finders fee paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the general partner requested conversion of $75,000 to common stock on May 30, 1997 at $.42 per share, $80,000 on July 7, 1997 at $.28125 per share and $75,000 on August 7, 1997 at $.2429.
The Company honored the May 30 and July 7 conversions issuing a total of 483,341 shares which included 9,838 shares for interest totaling $3,047. The August 7 conversion has not yet been honored by the Company leaving a remaining debenture balance of $75,000 plus accrued interest.

In April 1997, the Company also attempted to market $1,875,000 principal amount one year 12% Series A Senior Subordinated Convertible Redeemable Debentures. The debentures were to be sold at a 20% discount or $1,500,000 if the whole issue was sold. Interest was 12% per annum on the face payable monthly in advance. Interest was payable in cash or in stock at the Company's discretion. The first quarter's interest was payable at the time of closing in the form of common stock under Regulation S at 20% below the 5-day average bid at the date of the subscription. The debentures were convertible at any time commencing after 45 days into shares of the Company's common stock at a price equal to the lower of 80% of the closing bid price of the stock immediately preceding closing or 80% of the closing bid price of the stock immediately preceding the date the Company received the conversion notice from the debenture holder. ANC granted a lien against its assets having a value of not less than $2,250,000.

Under this offering, a Netherlands entity, De Affiliatie B.V., subscribed to debentures totaling $62,500, for which the Company received net proceeds totaling $44,000 on May 29, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($6,000) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $31,250 to Common stock on July 17, 1997 at $.30 per share which was subsequently honored by the Company resulting in the issuance of 104,167 shares of common stock. The remaining unconverted debenture balance is $31,250 plus accrued interest.

Also under this offering, a Swiss entity, EBC Zurich AG, subscribed to debentures totaling $12,500 for which the Company received net proceeds totaling $8,800 on April 28, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($1,200) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $12,500 to common stock on June 23, 1997 at $.325 per share which was subsequently honored by the Company resulting in the issuance of 29,762 shares of common stock. There is a disputed balance of 5,952 shares which the investor claims is due based on a disputed differential in the conversion price per share.

     The Company entered into an agreement with Select Capital to market the debentures. The agreement was mutually canceled by Select Capital and the Company for failure of the Company to provide current filings required by the 1934 Act and failure of Select to obtain sufficient sales of the debentures. Select was to receive common stock and warrants to purchase common stock in addition to a fee and expenses based on a percentage of funds received as a result of their efforts.

TREASURY  STOCK  REPURCHASES

On August 21, 1996 ANC repurchased 66,858 shares of restricted ANC stock from Wilcom, Inc., the majority shareholder of ANC, for $117,000, or $1.75 per share which was the market price of free trading stock at that date.

On February 28, 1997 ANC purchased 60,000 shares of restricted ANC stock from Sherry L Jabour for $32,100 or $.535 per share. ANC was required to repurchase the shares as part of a settlement, constituting return of her original $30,000 investment plus 7% interest for one year. These shares were subsequently sold on April 25, 1997 for $30,000 without being transferred into ANC's name. Wilcom combined 40,000 shares of its restricted ANC stock as part of a 100,000-share transfer of restricted shares to other shareholders. $50,000 was deposited to ANC as payment for those shares by the respective shareholders and then paid to Wilcom.

On April 21, 1997 ANC purchased 292,000 shares of restricted ANC stock from John Busby for $128,000, or $.44 per share. Mr. Busby previously purchased the stock from Wilcom in August and September 1996 for $146,000 or $.50 per share.

On April 21, 1997 ANC purchased 100,000 shares of restricted ANC stock from Jeff Holmes for $25,000, or $.25 per share. Mr. Holmes previously purchased the shares from ANC in June 1996 for $25,000.

The above shares purchased from Busby and Holmes (392,000) were canceled on June 22, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     For the audit for the year ended June 30, 1994, the previous auditor, KPMG Peat Marwick resigned because it was a creditor in the bankruptcy of ANC.

     On June 7, 1996 Crouch, Bierwolf & Chisholm ("Crouch Bierwolf"), Certified Public Accountants, of Salt Lake City, Utah, were engaged to conduct an audit of the financial statements of ANC for the fiscal years ended June 30, 1995 and 1994 (which accompanied its Form 10-KSB Annual Reports for the fiscal years ended June 30, 1994 and June 30, 1995, filed with the Securities and Exchange Commission on or about November 18, 1996). During registrant's two most recent fiscal years and any interim periods preceding their engagement, ANC had not consulted Crouch Bierwolf regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     After completing the 1995 and 1994 fiscal year audits, Crouch Bierwolf initiated the audit of the financial statements of ANC for the fiscal year ended June 30, 1996. On or about May 1, 1997 the audit was discontinued because of discussions and disagreements between ANC and Crouch Bierwolf with respect to the complexity of the audit resulting from certain barter transactions in which the registrant had traded prepaid long distance time for various properties, the valuations of the properties acquired in those transactions, and difficulties Crouch Bierwolf had in staffing for audit fieldwork out of state. The decision to terminate the relationship was made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. Registrant had no audit committee. On May 1, 1997 Crouch Bierwolf sent a letter to Registrant confirming that the client-auditor relationship had ceased. Subsequently, ANC approached Crouch Bierwolf about continuing the audit and informed Crouch Bierwolf that ANC accepted the method of valuation proposed by Crouch Bierwolf. However, ANC was informed that Crouch Bierwolf was unwilling to undertake further audit work because of the difficulties of staffing for audit fieldwork out of state.

     Other than the disagreements disclosed above, there were no disagreements between ANC and Crouch Bierwolf, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their respective reports.

     Other than expressing substantial doubt about the ability of ANC to continue as a going concern, the reports of Crouch Bierwolf do not contain any adverse opinion or disclaimer of opinion, and are not qualified or modified as to uncertainty, audit scope or accounting principles.

     On July 31, 1997 Semple & Cooper, LLP ("Semple & Cooper"), Certified Public Accountants, of Phoenix, Arizona, were engaged to conduct an audit of the financial statements of ANC for the fiscal year ended June 30, 1996. Semple & Cooper initiated an audit of the financial statements of ANC for the fiscal year ended June 30, 1996 and continued until January 22, 1998 when registrant and Cooper & Semple terminated the client-auditor relationship by mutual agreement. During registrant's two most recent fiscal years and any interim periods preceding their engagement, ANC had not consulted Semple & Cooper regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     On February 9, 1998 Semple & Cooper sent a letter to Registrant confirming their resignation effective January 22, 1998. The reason for the termination was the complexity of the audit resulting from certain barter transactions in which the registrant had engaged and difficulties Semple & Cooper had in staffing for the audit.

     There were no disagreements between ANC and Semple & Cooper, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their respective reports.

     On March 2, 1998 LaVoie, Clark, Charvoz & May, P.C. ("LaVoie Clark"), Certified Public Accountants, of Tucson, Arizona, were engaged to conduct an audit of the financial statements of ANC for the fiscal years ended June 30, 1998, 1997 and 1996. During registrant's two most recent fiscal years and any interim periods preceding their engagement, ANC had not consulted LaVoie Clark regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     All decisions to engage and/or terminate the relationships between ANC and Crouch Bierwolf, Semple & Cooper, and LaVoie Clark were made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. Registrant has no audit committee.

     ANC failed to timely report these changes with the SEC on Form 8-K. ANC has by filing this report and by shortly completing the filing of respective Forms 8-K with respect to these changes begun to correct these delinquencies.

                                   PART III

ITEM  9.      DIRECTORS  AND  EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors  and  Executive  Officers

Mr. William P William sole Directors and sole Executive Officers of the Company is as follows:

Name                     Age                          Position
-----------------------  ---  ---------------------------------------------------------
Mr. W. P. Williams, Jr.   44  Chairman of the Board, Chief Executive Officer, President
                         ---  ---------------------------------------------------------
Eva Williams                                         Secretary
-----------------------       ---------------------------------------------------------

     The Directors of the Company hold office until their successors are duly elected and qualified. The background and principal occupations of each director and officer of the Company are as follows:

     W. P. Williams, Jr. has been the Chairman, Chief Executive Officer, and President of the Company since June of 1995. His broad responsibility includes overseeing all operational functions of the Company. He has twenty years of diversified, senior level business experience. Mr. Williams came to the Company having served 12 years as president and Chairman of the Board of Shelton Financial, Inc. He has a B.A. Degree in Business from Baylor University and a MBA from Baylor University as well. The Company's CEO, through his interest in Wilcom, and its ownership of 3,300,000 shares of New Preferred, and ownership of approximately 6,000,000 shares of common stock, each with one vote, has a controlling interest of the Company. See "Certain Relationships and Related Transactions" and "Executive Compensation."

Eva  Williams,  the Secretary of ANC since June, 1995, is the spouse of Williams
P. Williams, Jr. ANC's President, CEO and sole director. Eva Williams is the sole shareholder of Wilcom, Inc. the majority shareholder of ANC. Williams P. Williams, Jr. is the sole shareholder of Shelton Financial, Inc., also a shareholder of ANC.

     ANC's sole Director, through his beneficial interest in and control of Wilcom and Shelton Financial, and their ownership of voting shares of New Preferred and ownership of voting shares of common stock, has control of ANC for an indefinite period of time. In addition, if the existing management is not leading ANC as other shareholders might wish, the existing management will be very difficult to remove. These contract were not entered into in arm's length negotiations. See "Certain Relationships and Related Transactions" and "Executive Compensation."

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     The Company is aware that all filings required of section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future. Mr. Williams was delinquent for period ending June 30, 1996. The Company will bring delinquent filings current by December 31, 1998.

     ANC has begun to correct these delinquencies by filing this report and by making its Directors, Officers or holders of 10% of ANC's shares aware of their
Section 16(a) filing requirements and of the necessity of correcting these delinquencies by completing the required filing.

ITEM  10.     EXECUTIVE  COMPENSATION

     General. Executive officer or other officer of the Company have not received cash compensation, paid or during its fiscal year ended June 30, 1996. The Directors have not been compensated for any previous meetings of the Board of Directors. Mr. Williams's sole Director and Chief Executive Officer pursuant to the Management Agreement between ANC and Wilcom, Inc. is compensated through the issuance of stock to Wilcom, Inc. See Item 12 of this report.

     Benefit Plans. The Company does not have a pension plan, retirement plan, profit sharing plan, stock option plan or similar existing benefits at this time for its Directors, Officers, or Employees. At June 30, 1996 not options were outstanding to acquire share of outstanding stock.

     Amended Managers Agreement. This agreement was rescinded by mutual consent after it was assigned to Wilcom as a result of the change in control of the Company. See Item 12, "Management Services and Consulting Agreement".

     The following table sets forth information concerning the compensation for the fiscal year ended June 30, 1996, of ANC's President and Chief Executive Officer, and the only other executive officer of ANC ("Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE
                              --------------------------


                                  ANNUAL COMPENSATION        LONG TERM COMPENSATION
                             ------------------------------  -----------------------
                                                             Options     All Other
Name and Principal Position  Year  Salary  Commission/Bonus  (Shares)   Compensation
---------------------------  ----  ------  ----------------  --------  --------------
William P. Williams, Jr.. .  1996       -                 -         -  $   120,000(1)
President and CEO . . . . .  1995       -                 -         -  $   198,000(2)
                             ----  ------  ----------------  --------  --------------

Eva Williams. . . . . . . .  1996       -                 -         -  $   37,003 (3)
Secretary . . . . . . . . .  1995       -                 -         -              -
---------------------------  ----  ------  ----------------  --------  --------------

1. Represents the issuance of 2,000,000 shares of ANC restricted common stock valued at $.06 per share to Wilcom, Inc. pursuant to a Management Services and Consulting Agreement under which Wilcom provided the executive, management and consulting services of its president, Williams P. Williams, Jr., to ANC as Director, CEO and president of the Company for the fiscal year ending June 30, 1996.

2. Represents 3,300,000 shares of New Preferred valued at $.06 per share and issued to Wilcom on June 27, 1995 for services rendered related to the reorganization of the Company after dismissal of the 1994 bankruptcy proceeding; said shares to replace certain stock holdings and rights under contracts to acquire stock between former management and ANC that were assigned to William P. Williams Jr., his wife Eva Williams and to corporations controlled by them.

3. Represents the issuance of 250,000 shares of ANC restricted common stock valued at $.15 per share (60% of market) to Ms. Williams as compensation for her services as Secretary of the Company for the fiscal year ending June 30, 1996; and being a part of 750,000 shares of ANC restricted common stock authorized by the board on May 15, 1996 and subsequently determined to be compensation for her services as Secretary for the three fiscal years ending June 30, 1996, 1997, and 1998.

     The Summary Compensation Table does not include warrants to purchase 440,000 shares of common stock that were assigned to Wilcom, Inc. by former officers and directors of ANC in connection with Mr. Williams assuming control of ANC in June, 1995. Wilcom, Inc . is a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC. See "Certain Relationships and Related Transactions". The warrants were exercised by Wilcom and 440,000 shares were issued to Wilcom on October 17, 1995 pursuant to the exercise of the warrants.

     No executive officer or other officer of ANC received cash compensation in the form of salary, bonus or other annual compensation, paid or accrued during its last two fiscal years ended June 30, 1996. The sole Director has not been compensated for any previous meetings of the Board of Directors.

     ANC does not have a pension plan, retirement plan, profit sharing plan or similar existing benefits for its current Directors, officers, or employees.

     See "Certain Relationships and Related Transactions" for a description of certain transactions between ANC and third party entities controlled by William
P. Williams, Jr. and his wife Eva Williams whose primary purpose was to furnish compensation to a Named Executive Officer.

ITEM  11.     SECURITY  OWNERSHIP  OF  OWNERS  AND  MANAGEMENT

     The following table sets forth information concerning ownership of ANC's voting securities by (i) all persons known by ANC to own 5% or more of ANC's voting securities, (ii) each Director and Named Executive Officer of ANC, and
(iii)the group of two officers and the sole Director set forth above as a group, as of as of June 30, 1996 See Note (2) to table below.

                                     Number of               Total
                                        New                Number of
                                     Preferred             Number of             Voting     Percentage of
                                       Shares               Common             Securities       Voting
Name                                   Owned             Shares Owned             Owned       Securitie
----------------------------------  ------------  ---------------------------  -----------  --------------
Executive Officers and Directors:
----------------------------------

     William P. Williams, Jr.. . .  3,300,000(1)  4,606,961(2)(3)(4)(5)(6)(7)   7,906,961            65.5%
                                    ------------  ---------------------------  -----------  --------------

     Eva Williams. . . . . . . . .  3,300,000(1)  4,606,961(2)(3)(4)(5)(6)(7)   7,906,961            65.5%
                                    ------------  ---------------------------  -----------  --------------

     Directors and Officers as
     a Group (2 persons) . . . . .  3,300,000(1)  4,606,961(2)(3)(4)(5)(6)(7)   7,906,961            65.5%
                                    ------------  ---------------------------  -----------  --------------



    Total. . . . . . . . . . . . .    3,300,000                    4,606,961    7,906,961            65.5%
                                    ------------  ---------------------------  -----------  --------------



5% Shareholders:

     Wilcom, Inc.. . . . . . . . .  3,300,000(1)        3,456,961(2)(3)(5)(6)   6,756,961            56.0%
                                    ------------  ---------------------------  -----------  --------------

     Shelton Financial, Inc. . . .    400,000(4)                     400,000          3.0%
----------------------------------  ------------  ---------------------------  -----------

1. Includes  3,300,000  outstanding  New  Preferred Shares owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of
ANC.  By  reason  of  Ms.  Williams'  ownership  of  Wilcom, Inc. the New Preferred Shares are included as beneficially  owned  by  her  and  are  also included as beneficially owned by Mr. Williams because of his relationship  to  her.  See  "Certain  Relationships  and Related Transactions" for disclosure of indirect interest  of  the  sole  Director  in  Wilcom,  Inc.

2. Includes 516,961 shares of common stock owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of Ms. Williams' ownership of Wilcom, Inc. the common shares are included as beneficially owned by her and are  also included as beneficially owned by Mr. Williams because of his relationship to her.  See "Certain
Relationships  and  Related  Transactions"  for  disclosure  of  indirect interest of the sole Director in
Wilcom,  Inc.  The  shares  were acquired from former officers and directors of ANC in connection with Mr.
Williams  assuming  control  of  ANC  in  June,  1995.

3. Includes 440,000 shares of common stock owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of Ms. Williams' ownership of Wilcom, Inc. the common shares are included as beneficially owned by her and are  also included as beneficially owned by Mr. Williams because of his relationship to her.  See "Certain
Relationships  and  Related  Transactions"  for  disclosure  of  indirect interest of the sole Director in
Wilcom,  Inc.  The shares were issued on October 17, 1995 pursuant to the exercise of warrants assigned to
Wilcom  by  former officers and directors in connection with Mr. Williams assuming control of ANC in June,
1995.

4. Includes  400,000  shares  of voting common stock owned by Shelton Financial, Inc., a Texas corporation that is  wholly owned by William P. Williams, Jr., the sole director, CEO and president of ANC and husband of Eva Williams. By reason of Mr. Williams' ownership of Shelton Financial the 400,000 Shares are included as  beneficially  owned  by him and are also included as beneficially owned by Ms. Williams because of her relationship  to  him.  See  "Certain Relationships and Related Transactions" for disclosure of the direct interest  of  the  sole  Director  in  Shelton Financial, Inc.  The shares were issued on October 26, 1995 pursuant  to  a  warrant  agreement  entered  into  between  Shelton  Financial  and  ANC  in  1992.

5. Includes  2,000,000 outstanding voting common Shares owned by Wilcom, Inc., a Texas corporation that is wholly  owned  by  Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of
ANC.  By  reason  of  Ms.  Williams'  ownership  of Wilcom, Inc. the voting common  Shares are included as beneficially  owned  by  her  and  are  also included as beneficially owned by Mr. Williams because of his relationship  to  her.  See  "Certain  Relationships  and Related Transactions" for disclosure of indirect interest  of  the sole Director in Wilcom, Inc.  The Shares were issued on May 13, 1996 as compensation to
Wilcom,  Inc.  for  providing  the  management and consulting services of Mr. Williams for the fiscal year ending  June  30,  1996.

6. Includes  500,000  outstanding  voting common Shares owned by Wilcom, Inc., a Texas corporation that is wholly  owned  by  Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of
ANC.  By  reason  of  Ms.  Williams'  ownership  of Wilcom, Inc. the voting common  Shares are included as beneficially  owned  by  her  and  are  also included as beneficially owned by Mr. Williams because of his relationship  to  her.  See  "Certain  Relationships  and Related Transactions" for disclosure of indirect interest  of  the  sole Director in Wilcom, Inc. The Shares were issued on May 13, 1996 as compensation to
Wilcom,  Inc.  for  providing  the  management and consulting services of Mr. Williams for the fiscal year ending  June  30,  1997.

7. Includes  750,000  outstanding voting common Shares owned by Eva Williams, wife of William P. Williams,
Jr.,  the  sole  director,  CEO  and president of ANC.  By reason of Ms. Williams' ownership of the voting common Shares  they  are included as beneficially owned by her and are also included as beneficially owned by Mr. Williams because of his relationship to her. The Shares were issued on May 15, 1996 as compensation to Ms. Williams  for  services rendered and to be rendered for the fiscal years ending June 30, 1996, 1997 and 1998.

ITEM  11.     SECURITY  OWNERSHIP  OF  OWNERS  AND  MANAGEMENT

     The following table sets forth shareholder's owning 10% or more of the Company's Common Stock, and the aggregate ownership of the Company's Common Stock by the officer and Director set forth as of June 30, 1996.

              Percentage of
                Number of     Outstanding
Name          Shares Owned   Common Stock
------------  -------------  -------------

Wilcom, Inc.      2,977,951            34%
              -------------  -------------

Voting  -  Common  and  Preferred  Shares.

     The Company's 3.3 million outstanding Preferred A Series One Preferred Shares (the "New Preferred") are convertible into up to 3.3 million Common Shares at any time after the bid price for the Company's Common Stock has averaged more than $1.00 for thirty consecutive trading days on the NASD OTC Bulletin Board, and are entitled to 3.3 million votes until then. Including the New Preferred, and the 8,769,500 outstanding shares, significant share holdings in terms of voting authority are as follows:

               OWNER                 TYPE OF SHARE      VOTES       %OF VOTES
  Wilcom, Inc.. . . . . . . . . . .  Common             2,977,951      24.00%
  Wilcom, Inc.. . . . . . . . . . .  New Preferred      3,300,000      27.00%
                                                    --------------  ---------

  TOTAL OF PREFERRED & COMMON VOTES                     6,277,951      51.00%
                                                    ==============  =========

1.  Wilcom, Inc., is a Texas corporation that is owned by the wife of the Director of the Company and is therefore related to the Company.  Wilcom is the current holder of the  New  Preferred, which include Warrants to buy 440,000 Common Shares at $1.00 per share.
2.  See  "Certain Relationships and Related Transactions" for disclosure of interests of  the  Director  in  Wilcom,  Inc.
3.  See  "New  Preferred  Share  Agreement"  under "Executive Compensation" above for disclosure of the control of the Company by the existing Director and certain others.
To  the  extent  the  conversion  of  the  New Preferred is achieved, management will beneficially  own  a  major portion, and possibly all of the resulting Common Shares.
At  this  time,  the  only  management  is  the  Company's  Director.
4.  The  New Preferred have these votes at this time and are convertible to this same number  of  shares  of  Common  Stock.  See  "New  Preferred  Share Agreement" in the
preceding  section.
5.  6,277,951  voting rights of the listed party is 51.90% of 12,069,500 total voting rights.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     William P. Williams, Jr., ANC's President, CEO and sole director, is the spouse of Eva Williams, ANC's Secretary. Mr. Williams authorized all of the transactions set forth below on behalf of ANC. Mr. Williams is also president of Shelton Financial, Inc., a corporation wholly owned by him, and president of Wilcom, Inc., a corporation wholly owned by his spouse. Wilcom owns more than 10% of ANC's issued and outstanding voting shares. Wilcom and Shelton have all advanced funds to and received funds from ANC. They have also paid obligations on behalf of ANC.

     Wilcom, Inc. On June 27, 1995 the board of directors of the Company agreed to turn over management and control of the Company to Wilcom, Inc. for the purpose of reorganizing the Company and reestablishing the Company's business operations. In connection therewith, these directors resigned and William P. Williams, Jr. was elected as a member of the board of directors and was elected president of the Company. The former directors assigned their interest in the Amended Managers Agreement and the Earn-out Preferred Share Agreement between NorTel CCI, Inc., themselves and the Company to Wilcom, Inc., thereby transferring 3,300,000 shares of the Preferred A Series One Preferred Stock, each share with one vote on all matters submitted to the shareholders, to Wilcom, Inc. and assuring Wilcom, Inc. voting control of the Company. NorTel CCI was controlled by the former directors. Further, NorTel CCI, Inc. assigned approximately 500,000 shares of common stock of the Company owned by it to Wilcom, Inc. On that same date, Wilcom, Inc. and the Company rescinded those agreements by mutual consent and canceled the 3,300,000 shares of Preferred A Series One Preferred Stock. Simultaneously ANC re-established, re-designated and re-issued 3,300,000 shares of Preferred A Series One Preferred Shares ("New Preferred") to Wilcom, Inc., each New Preferred entitled to one vote and convertible into one share of common stock at any time after the bid price for the Company's common stock has averages more than $1.00 for thirty consecutive trading days on the NASDAQ OTC Bulletin Board.

     Wilcom was also granted warrants to purchase 440,000 common shares at $1.00 per share prior to June 28, 1999. The purchase price was subsequently reduced to $.02 per share through action of the current Board of Directors and the warrants exercised on October 17, 1995.

     Shelton Financial, Inc., an owned entity of Company management, purchased 400,000 common shares on October 26, 1995 at $.02 per share. The agreement, entered into in 1992, had set the exercise price at $3.00 per share. The price was subsequently reduced to $.02 per share through action of the current Board of Directors.

     On July 1, 1995 ANC entered into a Management Services and Consulting Agreement with Wilcom, Inc. who engaged William P. Williams, Jr. to render services to ANC as Director, Chief Executive Officer and President for twelve months. The terms of the agreement provided for payment of 2,000,000 shares of ANC common stock and options to purchase another 2,000,000 shares at 100.25% of the closing bid price on July 1, 1995 (1/16th), exercisable through June 30, 1998. The shares and options delivered under the agreement were to be free trading shares registered under Form S-8.

     On  July  16,  1995  the Board approved the issuance of 2,000,000 shares to
Wilcom, Inc. as compensation for 1996. On May 13, 1996 the Board approved the issuance of 500,000 shares to Wilcom, Inc. as compensation for 1997. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability.

     On May 15, 1996 the Board approved the issuance of 750,000 shares to Eva Williams as compensation for 1996. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability. The Board subsequently determined that the stock would be issued as compensation for the three-year period 1996 - 1998 as compensation for her services for officer. This resulted in prepaid compensation of $75,000 as of June 30, 1996 and $37,500 as of June 30, 1997.

     On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share to Wilcom, Inc. for management services rendered during fiscal 1998. Additionally, 3,300,000 shares were issued to Wilcom, Inc. in exchange for the 3,300,000 shares of convertible preferred shares that were issued in June 1995.

     Eva Williams, Board Secretary of the Company, is a shareholder of Wilcom, Inc., the majority shareholder of ANC. William P. Williams, the Company's President and CEO, is the spouse of Eva and a shareholder of Shelton Financial, Inc. Wilcom and Shelton have all advanced funds to and received funds from ANC. They have also paid obligations on behalf of ANC.

                                     PART IV

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)     Financial  Statements

    (1) Independent  Auditors'  Report  relating  to:

        Balance sheets - June 30, 1995 and 1996
        Statements of Operations - Years ended June 30, 1995 and 1996 Statements of Stockholders' Equity - Years ended June 30, 1995 and 1996 Statement of Cash Flows - Years ended June 30, 1995 and 996
        Notes  to  Financial  Statements - Year ended June 30, 1996

(b)     Financial  Data  Schedules - Required under Article 5 of Regulation S-X

(c)     Exhibits

     The  exhibits  filed  as  part  of  this  report  are  as  follows:


Articles  Of  Incorporation

     Articles Of Incorporation by by-law: Articles of Incorporation and by-laws, filed as Item 19B Rev.1 in Form 8 Securities and Exchange Commission Report - Amendment No.2 and 3, and incorporated herein by this reference. Filed with the Securities and Exchange Commission as an exhibit, numbered (2), to the annual report of Registrant on Form 10-K for then ended June 30, 1993 which exhibit is incorporated herein by reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  NORTEL  COMMUNICATIONS  INC.




By:  /S/ W. P. Williams, Jr.                             Date: December 18, 1998
     W.P. Williams
     Director and Chief Executive Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /S/  W. P. Williams, Jr.                            Date: December 18, 1998
     W. P. Williams
     Director and Chief Executive Officer