Form 10QSB
period 1996-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quartely period ended September 30, 1996

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

       FOR THE TRANSITION PERIOD FROM   JULY 1, 1996 TO SEPTEMBER 30, 1996
                                        ------------    ------------------

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                    WYOMING                          87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive)


Issuer's  Telephone  Number:  (602)  945-1266

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes        /     /     No     /  X  /

(2)  Yes        /  X  /     No     /     /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registration filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

     Yes   /   /     No  /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     NOVEMBER  30,  1998

                        COMMON VOTING STOCK - 15,545,785

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

          NONE;  NOT  APPLICABLE.

ITEM  2.     CHANGES  IN  SECURITIES.

          NONE;  NOT  APPLICABLE.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          NONE;  NOT  APPLICABLE.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          NONE;  NOT  APPLICABLE.

ITEM  5.     OTHER  INFORMATION.

ITEM  6.   MANAGEMENT  DISCUSSIONS  AND  ANALYSIS

ITEM  7.     EXHIBITS

     FINANCIAL  DATA  SCHEDULE

                                        AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                         AS OF SEPTEMBER 30, 1996 AND 1995

                                         ASSETS
                                                                1996                              1995
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $     24,693.41                         (1,285.56)
  Prepaid Expenses. . . . . . . . . . . . . . .       150,000.00                                 -
  Intangilbe Debt Issue . . . . . . . . . . . .                -                                 -
  Accounts Receivable . . . . . . . . . . . . .                -                                 -
                                                 ----------------                   ---------------


    TOTAL CURRENT ASSETS                                               174,693.41                        (1,285.56)

PROPERTY AND EQUIPMENT:
  TELECOMMUNICATIONS PROPERTY . . . . . . . . .        39,707.20                         35,252.19
LESS: Accumulated Depreciation. . . . . . . . .       (10,939.00)                        (1,260.00)
                                                 ----------------                   ---------------
    TOTAL PROPERTY AND EQUIPMENT                                        28,768.20                        33,992.19

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .     1,237,567.00                                 -
  Other Assets. . . . . . . . . . . . . . . . .                -                                 -
  Due From Related Party. . . . . . . . . . . .        45,319.69                                 -
                                                 ----------------                   ---------------
    TOTAL OTHER ASSETS                                               1,282,886.69                                -
                                                                   ---------------                   --------------

    TOTAL ASSETS                                                   $ 1,486,348.30                        32,706.63
                                                                   ===============                   ==============




                                         LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .     1,313,710.84                         79,497.19
  Trade Accounts Payable - Other. . . . . . . .                -                                 -
  Federal Payroll Taxes Payable . . . . . . . .        30,379.42                          3,781.84
  Notes Payable . . . . . . . . . . . . . . . .       675,000.00                        727,025.58
  Accrued Interest Payable. . . . . . . . . . .       267,239.00                        219,202.00
                                                 ----------------                   ---------------

    TOTAL CURRENT LIABILITIES                                        2,286,329.26                     1,029,506.61

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .                -                                 -
  Unearned Phone Card Revenue . . . . . . . . .       381,567.30                                 -
                                                 ----------------                   ---------------

    TOTAL LONG-TERM LIABILITIES                                        381,567.30                                -
                                                                   ---------------                   --------------

    TOTAL LIABILITIES                                                2,667,896.56                     1,029,506.61


                                         STOCKHOLDERS' EQUITY
  Preferred Stock . . . . . . . . . . . . . . .       198,000.00                                 -
  Common Stock. . . . . . . . . . . . . . . . .    20,931,832.00                     20,198,157.00
  Treasury Stock. . . . . . . . . . . . . . . .      (117,000.00)                                -
  Retained Earnings(Loss) . . . . . . . . . . .   (22,194,380.26)                   (21,194,956.98)
                                                 ----------------                   ---------------

    TOTAL STOCKHOLDERS' EQUITY                                      (1,181,548.26)                     (996,799.98)
                                                                   ---------------                   --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,486,348.30                    $   32,706.63
                                                                   ===============                   ==============

                              AMERICAN NORTEL COMMUNICATIONS, INC.
                          COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                       FOR THE PERIOD ENDING SEPTEMBER 30, 1996 AND 1995


                                           1996           1995
1ST QUARTER                            YEAR TO DATE   1ST QUARTER   YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $   37,387.73     37,387.73       5,000.00      5,000.00


  COST OF SALES. . . . . . . . . . .      (5,381.36)    (5,381.36)      1,100.00      1,100.00


GROSS PROFIT . . . . . . . . . . . .      42,769.09     42,769.09       3,900.00      3,900.00

  SELLING EXPENSE. . . . . . . . . .     (10,435.32)   (10,435.32)      1,268.31      1,268.31

  GENERAL & ADMINISTRATIVE . . . . .      53,567.04     53,567.04      82,475.67     82,475.67
                                      --------------  ------------  -------------  ------------
    TOTAL EXPENSE. . . . . . . . . .      43,131.72     43,131.72      83,743.98     83,743.98

    EARNINGS (LOSS) FROM OPERATIONS.        (362.63)      (362.63)    (79,843.98)   (79,843.98)

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .              -             -              -             -
  Amortization Expense . . . . . . .              -             -              -             -
  Interest Expense . . . . . . . . .     (12,500.00)   (12,500.00)    (30,713.00)   (30,713.00)
  Loss on Abandonment. . . . . . . .     (45,970.38)   (45,970.38)             -             -
  Gain on Discountinued Operations .       5,898.07      5,898.07              -             -
                                      --------------  ------------  -------------  ------------
    TOTAL OTHER INCOME . . . . . . .     (52,572.31)   (52,572.31)    (30,713.00)   (30,713.00)

NET INCOME (LOSS). . . . . . . . . .  $  (52,934.94)   (52,934.94)   (110,556.98)  (110,556.98)
                                      ==============  ============  =============  ============


  COMMON VOTING SHARES . . . . . . .                    8,907,500                    3,079,500

                                 AMERICAN NORTEL COMMUNICATIONS, INC.
                                        STATEMENT OF CASH FLOWS
              FOR THE PERIOD ENDED SEPTEMBER 30, 1996 AND FISCAL YEAR ENDED JUNE 30, 1996


                                                                              1ST QTR         1996
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (52,934.94)  (859,045.00)
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .      2,000.00      8,939.00
      Expenses related to common stock. . . . . . . . . . . . . . . . . .             -    166,250.00
      Expenses related to barter trades . . . . . . . . . . . . . . . . .     60,639.00    450,406.00

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .             -     17,492.00
      Barter payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    (76,139.16)
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .     13,500.00     65,250.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .      4,344.20     26,035.00
                                                                           -------------  ------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .    (48,590.90)  (124,673.00)


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .             -    (37,213.00)
                                                                           -------------  ------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .             -    (37,213.00)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    (17,068.69)   (36,451.00)
    Proceeds from issuing common stock. . . . . . . . . . . . . . . . . .     91,000.00    314,625.00
    Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . .   (117,000.00)            -
                                                                           -------------  ------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .    (43,068.69)   278,174.00
                                                                           -------------  ------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .    (91,659.59)   116,288.00

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .    116,353.00         65.00
                                                                           -------------  ------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $  24,693.41    116,353.00
                                                                           =============  ============

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, USE OF ESTIMATES AND RECLASSIFICATIONS (CONTINUED)

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies followed by the Company and the methods of applying those policies that materially affect the determination of its financial position, results of operations, or cash flows are summarized below.

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

ANC issued approximately 3,074,000 and 8,897,000 units of time during 1996 and 1997, respectively. As units were issued, the liability for committed units was reduced and recorded as unearned revenues. Issued units could not be used until the Company activated the card PIN numbers. Cards were issued related to the barter transactions for which the PIN numbers were never activated.

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

The company also recognizes revenue from the one-plus and 800 long distance services.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, USE OF ESTIMATES AND RECLASSIFICATIONS (CONTINUED)

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

INCOME  TAXES

The provision for income taxes includes deferred income taxes resulting from temporary differences in the recognition of certain income and expense items for financial reporting purposes in different periods than for tax purposes. The Company calculates its income tax provision and deferred income taxes under SFAS 109.

The Company uses the flow-through method of accounting for investment tax credits.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, USE OF ESTIMATES AND RECLASSIFICATIONS (CONTINUED)

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

FISCAL  1996  BARTER  TRANSACTIONS

BARTERS  TRADES  FOR  TANGIBLE  PERSONAL  PROPERTY

On February 20, 1996 L&J Liquidators agreed to accept 483,500 minutes of long-distance phone time for office furniture, office supplies and a Nordic ski boat for a total of $72,525 at $.15 per minute. 131,500 minutes were awarded as a finder's fee for the Fall Creek Inn barter described below.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

2.   NON-MONETARY  TRANSACTIONS  (CONTINUED)

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

2.   NON-MONETARY  TRANSACTIONS  (CONTINUED)

BARTER  TRADE  FOR  REAL  ESTATE  -  POINTE  ROYALE,  MISSOURI  PATIO  HOME

On April 10, 1996 Len D. Clayton agreed to accept 1,166,667 units of domestic long distance phone time for a patio home in Pointe Royale, Missouri, valued at $275,000 by ANC management. ANC also agreed to assume a loan of approximately $130,000 secured by the property. Title was to be transferred upon delivery of long distance units. Since ANC took possession, but not ownership, ANC was never legally named a creditor on the loan. The net investment of $145,000 has accordingly been recorded as a deposit on a realty transaction that was subsequently forfeited.

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

BARTER  TRADE  FOR  BOAT

On April 22, 1996 C.L. Carr agreed to accept 88,889 units of domestic long distance phone time for a 1963 35 foot Cris Craft boat for a recorded value of $13,333 at $.15 per minute. A valuation reserve of $13,333 has been established as of June 30, 1996 to adjust the carrying value to the amount subsequently realized upon return of the asset to the owner.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

2.   NON-MONETARY  TRANSACTIONS  (CONTINUED)

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

ANC issued 16,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 63,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned 37,000 minutes of long distance phone time were still due the owner under the agreement. A valuation reserve of $2,400 was recorded to adjust the value to the amount of the remaining balance of committed but unissued time bartered on the transaction as of June 30, 1996.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

4.   PROPERTY  AND  EQUIPMENT

Property and equipment, at cost, consists primarily of telecommunications equipment, net of accumulated depreciation. Depreciation is calculated using the straight-line method over a five year estimated useful life.

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

8.   NOTES  PAYABLE

CONVERTIBLE  NOTES  PAYABLE

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

8.   NOTES  PAYABLE  (CONTINUED)

9% convertible secured notes due December 31, 1996 with interest payable quarterly, convertible into common stock of ANC at $4.00 per share, with warrants (which expired December 31, 1995) to purchase

CONVERTIBLE  NOTES  PAYABLE

up to 78,125 common shares at $4.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Herman Meinders . . . . . . . . . . . . .  $100,000
Express Services, Inc.,
  formerly BancOklahoma Trust Company . .   450,000
Southwest Securities, Inc. (Gerald Eason)    50,000
Marguerite Colton . . . . . . . . . . . .    25,000

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

8.   NOTES  PAYABLE  (CONTINUED)

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

10.  COMMITMENTS  AND  CONTINGENCIES:

LITIGATION

ANC  is  named  as  defendant  in  the  following  suits:

CLIC International Corporation vs. W.P. & Eva Williams, dba ANC - The suit, claiming damages in an amount less than $30,000 is related to a barter trade of phone cards for light bulbs for the Fall Creek Inn, was filed during fiscal 1997 and is recorded as a disputed claim. The suit is pending but accrued as of June 30, 1997.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

As discussed above under the caption "Barter transactions", the Company entered into agreements to lease a hotel and other rental properties. The leases, which were for periods from two to five years, contained provisions to apply the lease payments to the purchase of the properties. The Company resulting in forfeiture of its property interests subsequently terminated these transactions. These terminations resulted in litigation with the lessors that are further discussed under the caption "Barter Trades". Under these leases, rents totaling $65,000 in 1996 and $161,000 in 1997 were paid prior to the forfeitures. Additionally, $15,000 was paid subsequent to 1997 for settlement of a default claim.

THE  ANAHEIM  SPLASH

As previously disclosed, ANC owned the Anaheim Splash for a brief period of time in fiscal 1996. ANC management entered into certain agreements in connection with this ownership. On February 16, 1996,

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

EFFECTS  OF  DELINQUENT  FILINGS  ON  MARKET  ACTIVITY

The Company is delinquent in its filings under the 1934 Act. The last filing was the March 31, 1996 Form 10-QSB which requires substantial revision to its disclosures and previously reported financial statements contained therein. Significant trading of ANC stock has occurred by both related and

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

unrelated parties during the period subsequent to its filing. It is not possible to determine the effect, if any, of bringing current the required 1934 Act filings and the financial statements and disclosures

EFFECTS  OF  DELINQUENT  FILINGS  ON  MARKET  ACTIVITY

contained therein, may have on the actions of current or former shareholders of the Company affected by these revisions.

EFFECTS  OF  PRESS  RELEASES  ON  MARKET  ACTIVITY

In an attempt to mitigate the effects of not providing current 1934 Act filings, ANC management has periodically announced certain information that it believed would be beneficial to shareholders. As a result of these press releases, market activity may have occurred, including the buying and selling of ANC stock by both related and unrelated parties. Certain information contained in press releases, based on information available to management at the time, and contained information that has been substantially revised through the audit process. Subsequent releases, containing the corrected information, have not yet been released to the public. It is not possible to determine the effect, if any, of bringing the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company who made investment decisions based on those releases.

EFFECTS  OF  DELINQUENT  FILINGS  ON  RULE  144  AND  REG.  S  STOCK  ISSUANCES

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

passed on through a lower rate structure. Additionally, industry competitors may have a greater capital base to sustain them through periods of reduced prices.

RISK  OF  YEAR  2000  PROBLEMS

The Company and its service provider utilize software that truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. ANC management and the service provider are taking steps to modify these programs before any such problems are encountered. In the event they are not successful in their efforts, the revenue stream of the Company may suffer significant adverse effects.

RISK  FROM  PHONE-CARD  CANCELLATIONS

As previously discussed, ANC management decided to not activate service on certain phone cards from barter trades. Additionally, they decided to suspend service on phone cards that had been activated. As a result of a billing dispute with the carrier, service was suspended for approximately 6 months while ANC worked to establish service with another carrier. To mitigate the adverse reaction to cancellation of the cards, ANC management authorized service to all properly validated cardholders through June 30, 1998 at which time the service was finally terminated. Management believes that the validated claims of all cardholders have been satisfied by the above action and asserts that no additional claims have been made.

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

As authorized by a previous warrant agreement, Shelton Financial, Inc., a wholly-owned entity of Company management, purchased 400,000 common shares on October 26, 1995 at $.02 per share. The

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

11.  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

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

On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share to Wilcom, Inc. for management services rendered during fiscal 1998. Additionally, 3,300,000 shares were issued to Wilcom, Inc. in exchange for the 3,300,000 shares of convertible preferred shares that were issued in June 1995, as discussed above.

FLOW  OF  FUNDS  TO  AND  FROM  WILLIAMS/WILCOM/SHELTON

Eva Williams, the Secretary of the Company, is the sole shareholder of Wilcom, Inc., the majority shareholder of ANC. William P. Williams, the Company's President and CEO, is the spouse of Eva and the sole shareholder of Shelton Financial, Inc., also a shareholder of ANC. Williams, Wilcom and Shelton have all advanced funds to and received funds from ANC. They have also paid obligations on behalf of ANC. It is not practicable to segregate the flow of funds between these three entities and ANC and accordingly they are reported in the aggregate. The advances to and from this related group and ANC are reported in the cash flows statement.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

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

RULE  144  RESTRICTED  SHARES  FOR  CASH

During the years ended June 30, 1996 and 1997 and subsequently ANC sold restricted shares for cash:

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

12.  CAPITAL  TRANSACTIONS  (CONTINUED)

       Shares       Range     Proceeds
      ---------  -----------  ---------
FY96  1,165,000  $ .21 - .50  $ 314,625
FY97    272,000  $.25 - 1.00    214,300

THE FOLLOWING MATERIAL "NON-MONETARY" TRANSACTIONS INVOLVED RULE 144 RESTRICTED ANC STOCK:

       Date                    Description              Shares           Each Total
------------------  ---------------------------------  ---------         -----------
June 3, 1996 . . .  Wilcom, Inc. 1997 mgmt fees          500,000  $ .15  $    75,000

June 17, 1996. . .  Eva Williams, 1996  - 1998
                    Officer compensation                 750,000  $ .15  $   112,500

September 25, 1996  Zion Company, payment on
                    Ehrenberg property                    40,000  $ .50  $    20,000

February 5, 1997 .  John Lee, loan fee                     1,000  $1.00  $     1,000

February 5, 1997 .  Don Whittler, loan fee                 5,000  $1.00  $     5,000

March 4, 1997. . .  Glenn Crotts, loan fee                30,000  $1.00  $    30,000

May 8, 1997. . . .  H.R. Colvin, loan fee                 20,000  $1.00  $    20,000

May 13, 1997 . . .  MRG Enterprises, consulting fee       25,000  $ .75  $    18,750

May 13, 1997 . . .  Zion Company, additional payment
                    on Ehrenberg property                 28,000  $ .75  $    21,000

August 6, 1997 . .  Stephen Roberts, legal fees
                    per 1996 agreement                    60,000  $ .02  $     1,200

October 29, 1997 .  Wilcom, Inc. Preferred stock
                    Conversion (1995 agreement)        3,300,000  $ .06  $   198,000
                    Wilcom, Inc., 1998 mgmt fees       1,000,000  $ .34  $   340,000

November 20, 1997.  Don Whittler, interest on loan        11,246  $ .70  $     7,872

January 21, 1998 .  Global Telecom, for purchase
                    of long distance accounts             58,000  $ .50  $    29,000

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

12.  CAPITAL  TRANSACTIONS  (CONTINUED)

In addition, Wilcom also exchanged some of its shares for payment of ANC obligations:

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

PROVISIONS  OF  REGULATION  S

Regulation S of the Securities Act of 1933 allows issuance of unregistered shares to foreign investors. Prior to amendment of the regulations in 1997 the investor was required to hold the shares for at least 40 days before selling the shares on the US market. The shares were issued with restrictive legend. To remove the restrictive legend after the 40-day period, the issuer is required to satisfy certain current public information conditions.

During 1997 the regulation was amended, extending the holding period to conform to that required by Rule 144 and requiring the issuers to report the issuance of such shares.

REG.  S  RESTRICTED  SHARES  ISSUED  FOR  CONVERTIBLE  DEBENTURES:

During the years ended June 30, 1997 and 1998 ANC issued restricted shares for convertible debentures:

      Shares     Range      Total
      -------  ----------  --------
FY97  181,118  $      .42  $ 76,069
FY98  436,152   .27 - .35   125,278

CONVERSIONS  OF  UNRESTRICTED  STOCK

During the years ended June 30, 1997 and 1998 various owners of ANC common stock submitted Forms 144 with respect to the conversion of at least 100,000 and 2,327,000 restricted shares of common stock, respectively. Representation letters stating, among other things, that the Company satisfied the current public information conditions contained in Rule 144(c) accompanied the Forms. ANC has been delinquent in its 1934 Act filings since the March 31, 1996 Form 10-QSB but has provided other contemporaneous information to the market through its press releases.

The Company has referred factual issues relating to these matters to Counsel for review and determination. At this time it has not been determined if any, or how many, or when, such restricted shares may have been sold in reliance upon Rule 144, or if such sales were made exclusively in reliance

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

12.  CAPITAL  TRANSACTIONS  (CONTINUED)

upon Rule 144. Until those facts are determined Counsel is unable to determine if the Company or the consequences of such violations committed any violations of the 1933 Securities Act to any sellers or the Company. Counsel is unable to assess the materiality of any possible violations or the financial impact of possible violations on the financial statements of the Company. As soon as a reasonable assessment of facts is made, should violations be indicated, the Company intends to make appropriate and necessary action to resolve these issues.

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

SHAREHOLDER  DISPUTES

As reported in previously published statements, some individuals have claimed that they paid for stock they have not received. Management asserts that this did not result in any litigation and has been resolved to the satisfaction of the parties.

13.  NON-CASH  TRANSACTIONS  ELIMINATED  FROM  CASH  FLOWS

BARTER  TRANSACTIONS  ELIMINATED  AT  JUNE  30,  1996:

Property and equipment. . . . . .  $    (7,481)
  Valuation account . . . . . . .        4,987
Barter accounts . . . . . . . . .      (32,980)
  Valuation account . . . . . . .       32,980
Investments - bartered. . . . . .     (378,067)
  Valuation account . . . . . . .      371,400
Investments - bartered, rescinded   (1,389,625)
  Valuation account . . . . . . .      313,225
  Amortization. . . . . . . . . .       61,000
Account payable - barter. . . . .    1,093,400
Unearned phone card revenue . . .      381,567
                                   ------------

Barter transaction total. . . . .  $   450,406
                                   ============

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

13.  NON-CASH  TRANSACTIONS  ELIMINATED  FROM  CASH  FLOWS  (CONTINUED)

STOCK  TRANSACTIONS  ELIMINATED:

Prepaid consulting paid with stock . .  $ (75,000)
Prepaid compensation paid with stock .    (75,000)
Anaheim Splash deposit paid with stock   (200,000)
Accounts payable paid in stock . . . .    125,000
Investment fees paid with Wilcom stock     25,000

ANC stock issued to Wilcom . . . . . .     (8,800)
ANC stock issue to Shelton . . . . . .     (8,000)
Common stock issued. . . . . . . . . .    383,050
Compensation paid with stock . . . . .   (166,250)

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

As previously discussed, during fiscal 1997, ANC abandoned its investments in bartered assets, primarily real estate, including an operating motel and other leased condominium units. Fiscal 1996 operations related to property management consists of the following components:

Revenues. . . . . . . . . . . . . . . . . . . . . .  $  83,000
                                                     ----------

Expenses:
  Operating leases. . . . . . . . . . . . . . . . .     65,000
  Leasehold amortization. . . . . . . . . . . . . .     61,000
  Other operating expenses. . . . . . . . . . . . .     72,000
                                                     ----------

Total expenses. . . . . . . . . . . . . . . . . . .    198,000
                                                     ----------

Loss on discontinued property management operations  $(115,000)
                                                     ==========

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

14.  OTHER  GAINS  AND  LOSSES  (CONTINUED)

Additionally, ANC sustained fiscal 1996 expenses of approximately $23,000 related to its discontinued barter operations.

LOSS  ON  ABANDONMENT:

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

BARTER  TRADE  FOR  REAL  ESTATE  -  PALACE  VIEW  CONDOS, MISSOURI CONDOMINIUMS

On June 26, 1996 Lantern Bay Condos, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $472,664 at $.15 per minute plus debt assumed. The financing was to be in the form of a two-year lease/purchase agreement

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

15.  FISCAL  1997  BARTER  TRANSACTIONS  (CONTINUED)

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

BARTER  TRADE  FOR  REAL  ESTATE  -  KENTUCKY  LOTS

On June 14, 1996 Barter Systems, Inc. agreed to accept approximately 158,000 units of domestic long distance phone time for 17 undeveloped lots in Kentucky, valued at $23,700 at $.15 per minute. The title transfer was to take place when the units were delivered. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

ANC issued approximately 100,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned 58,000 minutes of long distance phone time remained unissued under the agreement. ANC sustained a loss on abandonment of approximately $24,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  KINGMAN,  ARIZONA  LOTS

On June 26, 1996 the Equitas Group, Inc. agreed to accept 80,000 units of domestic long distance phone time for 18 five acre parcels of undeveloped land near Kingman, Arizona, valued at $12,000 at $.15 per minute. All units were to be ordered within 18 months of the agreement. Warranty title to the lots was to be conveyed upon delivery of the units. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

15.  FISCAL  1997  BARTER  TRANSACTIONS  (CONTINUED)

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

16.  FISCAL  1997  NOTES  PAYABLE

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

On February 10, 1997 ANC entered into an agreement with Glenn Crotts, where Mr. Crotts would advance up to $200,000 to ANC for the sole and only purpose of purchasing long distance customer accounts. The advances would be made under terms of a one-year, multiple advance note with interest at

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

16.  FISCAL  1997  NOTES  PAYABLE  (CONTINUED)

10% per annum, payable monthly. The first advance of $50,000 on February 10, 1997 was to purchase accounts from Nortel, Inc. under terms of a contract dated January 29, 1997. The agreement provides that collections on billings for Integretel would collect the accounts purchased with the cash flow applied to interest and principal. Mr. Crotts received 30,000 shares of ANC common stock for entering into the agreement. Additionally, Wilcom pledged 500,000 shares of its ANC stock as security for the loan. The maximum amount advanced under the agreement was $100,000 that was repaid in its entirety in fiscal 1998.

On March 3, 1997 ANC entered into an agreement with H.R. Colvin, whereby Mr. Colvin would advance up to $100,000 to ANC. The advances would be made under terms of a one-year, multiple advance note with interest at 12% per annum, payable monthly. Mr. Colvin received 20,000 shares of ANC common stock for entering into the agreement. The maximum amount advanced under the agreement was $25,000 that was repaid in its entirety in fiscal 1998.

DISPUTED  LIABILITIES  WITH  VENDORS

The liabilities to the following vendors are being disputed by ANC as of June 30, 1997:

Thomas & Quinlan. . . . .  $ 93,461
E.A.I. Marketing. . . . .    14,000
On Target Marketing, Inc.    30,282
Records Retrieval, Inc. .    48,138
Electric Lightwave. . . .   175,358
                           --------
Total disputed claims . .  $361,239
                           ========

17.  LONG  DISTANCE  SERVICE  AGREEMENTS

ANC  has  contracted  with  the  following  firms:

On October and November 1996 ANC entered into a marketing agreements with Thomas & Quinlan ("T&Q"), E.A.I. Marketing ("EAI"), and On Target Marketing ("OTM"), d.b.a. Jones Boys, where these telemarketers agreed to provide ANC with telemarketing services.

On January 16, 1997 ANC entered into a Service Agreement with Records Retrieval, Inc ("RRI") to provide verification services for new accounts acquired by ANC's telemarketers at the greater of $2.25 each or 65% of the projected daily minimum. The agreement was for one year, automatically renewable from year to year unless proper notification is given by ANC to terminate the agreement.

The above vendors accumulated unpaid charges to ANC under these agreements. The amounts are disclosed above under the caption "disputed claims". ANC disputes these unpaid charges on the basis that the accounts generated under this telemarketing campaign resulted in an unacceptably high reject

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

17.  LONG  DISTANCE  SERVICE  AGREEMENTS  (CONTINUED)

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

On  January  9,  1997  ANC  entered  into  a Carrier Transport Switched Services
Agreement with LDC. In accordance with the agreement, ANC granted a security interest in certain assets of ANC which include all right, title, and interest in the customer lists, accounts receivable, customer and account contracts, and

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

17.  LONG  DISTANCE  SERVICE  AGREEMENTS  (CONTINUED)

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

On November 18, 1997 ANC entered into a service agreement with Accutel, Inc. whereby Accutel would acquire and provide LEC customers to ANC, which meet certain criteria as specified in the agreement. ANC would pay Career Communications for such verified customers a fee for 1,000 ANI's on an as needed basis.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

18.  COMMON  STOCK  WARRANTS

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

19.  CONVERTIBLE  DEBENTURES

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

The  Company  successfully placed the $230,000 debenture with Canadian Advantage
LP, Thomson Kernaghan & Co, Ltd., the general partner. The debenture, dated April 8, 1997, resulted in the receipt of
$201,500 net funds. The debenture did not provide for issuance at a discount. The difference between the face amount and the net funds received was for a 12% ($28,500) finders fee paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the general partner requested conversion of $75,000 to common stock on May 30, 1997 at $.42 per share, $80,000 on July 7, 1997 at $.28125 per share and $75,000 on
August 7, 1997 at $.2429. The Company honored the May 30 and July 7 conversions' issuing a total of 483,341 shares which included 9,838 shares for interest totaling $3,047. The Company leaving a remaining debenture balance of $75,000 plus accrued interest has not yet honored the August 7 conversion.

In April 1997, the Company also attempted to market $1,875,000 principal amount one year 12% Series A Senior Subordinated Convertible Redeemable Debentures. The debentures were to be sold at a 20%

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

19.  CONVERTIBLE  DEBENTURES  (CONTINUED)

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

Under this offering, a Netherlands entity, De Affiliate B.V., subscribed to debentures totaling $62,500, for which the Company received net proceeds totaling $44,000 on May 29, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($6,000) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $31,250 to common stock on July 17, 1997 at $.30 per share which was subsequently honored by the Company resulting in the issuance of 104,167 shares of common stock. The remaining unconverted debenture balance is $31,250 plus accrued interest.

Also under this offering, a Swiss entity, EBC Zurich AG, subscribed to debentures totaling $12,500 for which the Company received net proceeds totaling $8,800 on April 28, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($1,200) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $12,500 to common stock on June 23, 1997 at $.325 per share which was subsequently honored by the Company resulting in the issuance of 29,762 shares of common stock. There is a disputed balance of 5,952 shares that the investor claims is due based on a disputed differential in the conversion price per share.

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

20.  TREASURY  STOCK  REPURCHASES

On August 21, 1996 ANC repurchased 66,858 shares of restricted ANC stock from Wilcom, Inc., the majority shareholder of ANC, for $117,000, or $1.75 per share which was the market price of free trading stock at that date.

On February 28, 1997 ANC purchased 60,000 shares of restricted ANC stock from Sherry L Jabour for $32,100 or $.535 per share. ANC was required to repurchase the shares as part of a settlement,

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEARS ENDED JUNE 30, 1997

20.  TREASURY  STOCK  REPURCHASES  (CONTINUED)

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

     In the fiscal year 1996, the Company began using barter trade as another avenue to expand business operations. The Company acquired assets through barter trading, by the use of prepaid long distance phone cards. The Company utilized its existing telecommunication equipment, and initiated prepaid phone card long distance service. With the infrastructure in place, ANC negotiated barter trading prepaid long distance telephone service in exchange for real estate and equipment.

     The objective of these transactions was to increase cash flow by enabling the company to liquidate these assets at above phone card costs. Management hoped to accomplish its objective by increasing net equity in the Company thereby, increasing the Company's viability and diversifying its asset base.

     By December 31, 1997, management decided to cease any further barter trading. Preliminary projections have indicated that these transactions would increase the Company's liquidity. However, the competition between long distance service providers decreased the price per minute on prepaid long distance telephone service. Therefore, ANC had to decrease the price per minute to be competitive within the industry; thus losing the liquidity of the barter trading that was originally forecasted by management. Subsequently, the barter transactions proved to be non-beneficial for both parties.

Barter  Trades

          In December 1995, ANC began trading long distance phone time for other assets. The Company has recorded the barter trades at the lower of the wholesale long distance calling price of $.15 per minuets or estimated net realizable value of the property received. See financial statement Footnote 2.

Barter  Trade  Analysis

          When it commenced its barter trade program in December 1995, the Company believed that investment in real estate would increase profitability, because the Company believed that realizable market values in certain geographical areas would increase. However, properties, which the Company bartered for, did not increase, or actually decrease, in value from the prices at which the Company purchased the real estate. Also, equipment that was barter traded subsequently became obsolete and ANC was unable to receive a return on its investment. As a consequence, ANC rescinded all barter trades by year end June 30, 1997, because ANC believed that the assets market values had decreased and did not want their barter traders effected by the decrease in market values to detrimentally effect any of real estate and equipment that was barter traded. Many of the barter rescissions were mutually agreed upon. After the rescission of these assets transactions ANC believes any losses sustained on these transactions were inconsequential, and it introduced ANC into an expanding and exciting new market sector in its existing telecommunications services.

Results  of  Operations

Quarter  Ended  September 30, 1995 compared to Quarter Ended September 30, 1996.

     Revenues for the quarter ended September 30, 1996 increased to $37,387.73 from $5,000.00 during quarter ended September 30, 1995. Increase in revenue is from the implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the quarter ended September 30, 1996 decreased to $43,131.72 from $83,743.98 during quarter ended September 30, 1995. The increase of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

     Operating gain from discontinued operations as of September 30, 1996 was $5,898.07 resulted from ANC rescinding the barter assets and investments, primarily real estate, including an operating motel and other leased real estate. In addition, during quarter September 30, 1996, ANC recorded losses on assets held but subsequently abandoned of $45,970.38.

Capital  Resources

     For the quarter ended September 30, 1996, ANC decreased Cash Flow from Operations of $(48,590.90) from $(124,673) for period ended June 30, 1996. Cash Flows From Investing Activities for the purchase of property plant and equipment ($37,213.00) for period ending June 30, 1996. Cash Flow From Financing Activities decrease from $278,174 to $43,0638.69.

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

          In December 1998, the claim of Express Services is pending with no trial date set. However, it is anticipated that judgment will be entered in favor of Express Services, Inc. for all amounts claimed due and owing. A claim on the Eason note has yet been asserted but ANC anticipates that at some point suit will be filed and judgment will be established for all amounts claimed due. The court determined that interest is payable at the 9% rate specified in the agreement without penalty. ANC is negotiating the settlement of these notes and the retirement of other notes, and in fiscal 1997 ANC did not make any debt service payments.

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

     Statement of Financial Accounting Standards No.129, "Disclosure of Information about Capital Structure" is intended to consolidate existing disclosure requirements into one publication to make them easier to apply. This new standard continues the requirement to disclose certain information about an entity's capital structure, as contained in other authoritative literature. The adoption of this standard requires no change in the financial statement disclosure requirements of the Company.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                      AMERICAN NORTEL COMMUNICATIONS, INC.

Date: December 18, 1998                By: /S/ W.P. Williams, Jr.
                                               ---------------------------
                                               W.P WILLIAMS, JR., Director
                                               Chief Executive Officers