Form 10QSB
period 1996-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the quartely period ended December 31, 1996

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

      FOR THE TRANSITION PERIOD FROM   OCTOBER 33, 1996 TO DECEMBER 31, 1996
                                       ----------------    -----------------

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                    WYOMING                         87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive)


Issuer's  Telephone  Number:  (602)  945-1266

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

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

ITEM  7.     EXHIBITS
          FINANCIAL  DATA  SCHEDULE

                                        AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                          AS OF DECEMBER 31, 1996 AND 1995


                                          ASSETS
                                                                1996                              1995
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $     39,453.48                          3,399.48
  Prepaid Expenses. . . . . . . . . . . . . . .       150,000.00                                 -
  Intangible Debt Issue . . . . . . . . . . . .        38,200.00                                 -
  Accounts Receivable . . . . . . . . . . . . .        44,000.00                                 -
                                                 ----------------                   ---------------


    TOTAL CURRENT ASSETS. . . . . . . . . . . .                        271,653.48                         3,399.48

PROPERTY AND EQUIPMENT:
  Telecommunications Property . . . . . . . . .        39,707.20                         35,483.19
  Equipment . . . . . . . . . . . . . . . . . .                -                                 -
LESS: Accumulated Depreciation. . . . . . . . .       (12,939.00)                        (2,520.00)
                                                 ----------------                   ---------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .                         26,768.20                        32,963.19

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .     1,833,860.00                                 -
  Other Assets. . . . . . . . . . . . . . . . .                -                                 -
  Due to Related Party. . . . . . . . . . . . .        89,219.69                                 -
                                                 ----------------                   ---------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .                      1,923,079.69                                -
                                                                   ---------------                   --------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .                    $ 2,221,501.37                        36,362.67
                                                                   ===============                   ==============


                                          LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .       831,038.84                         91,093.53
  Trade Accounts Payable - Other. . . . . . . .       424,327.00                                 -
  Federal Payroll Taxes Payable . . . . . . . .        41,596.33                          7,319.68
  Notes Payable . . . . . . . . . . . . . . . .       705,000.00                        695,380.55
  Accrued Interest Payable. . . . . . . . . . .       280,739.00                        249,915.00
                                                 ----------------                   ---------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .                      2,282,701.17                     1,043,708.76

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .       292,500.00                                 -
  Unearned Phone Card Revenue . . . . . . . . .     1,582,532.30                                 -
                                                 ----------------                   ---------------

    TOTAL LONG-TERM LIABILITIES . . . . . . . .                      1,875,032.30                                -
                                                                   ---------------                   --------------

    TOTAL LIABILITIES . . . . . . . . . . . . .                      4,157,733.47                     1,043,708.76


                                          STOCKHOLDERS' EQUITY

  Preferred Stock . . . . . . . . . . . . . . .       198,000.00                                 -
  Common Stock. . . . . . . . . . . . . . . . .    20,829,677.00                     20,198,157.00
  Treasury Stock. . . . . . . . . . . . . . . .      (117,000.00)                                -
  Retained Earnings(Loss) . . . . . . . . . . .   (22,846,909.10)                   (21,205,503.09)
                                                 ----------------                   ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .                     (1,936,232.10)                   (1,007,346.09)
                                                                   ---------------                   --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                    $ 2,221,501.37                        36,362.67
                                                                   ===============                   ==============

                              AMERICAN NORTEL COMMUNICATIONS, INC.
                          COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                        FOR THE PERIOD ENDING DECEMBER 31, 1996 AND 1995


                                                   1996                         1995
                                       2ND QUARTER    YEAR TO DATE  2ND QUARTER    YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $  113,522.18    150,909.91      59,800.00     64,800.00


COST OF SALES. . . . . . . . . . . .     250,358.00    244,976.64      13,156.00     14,256.00


GROSS PROFIT . . . . . . . . . . . .    (136,835.82)   (94,066.73)     46,644.00     50,544.00

  SELLING EXPENSES . . . . . . . . .     230,276.55    219,841.23       2,537.25      3,325.58

  GENERAL & ADMINISTRATIVE . . . . .      77,572.03    131,139.07      23,939.86    106,895.51
                                      --------------  ------------  -------------  ------------
    TOTAL EXPENSES . . . . . . . . .     307,848.58    350,980.30      26,477.11    110,221.09

    EARNINGS (LOSS) FROM OPERATIONS.    (444,684.40)  (445,047.03)     20,166.89    (59,677.09)

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .              -             -              -             -
  Amortization Expense . . . . . . .              -             -              -             -
  Interest Expense . . . . . . . . .     (18,500.00)   (31,000.00)    (30,713.00)   (61,426.00)
  Loss on Abandonment. . . . . . . .    (150,125.78)  (196,096.16)             -             -
  Loss on Discontinued Operations. .     (39,218.66)   (33,320.59)             -             -
                                      --------------  ------------  -------------  ------------
    TOTAL OTHER INCOME . . . . . . .    (207,844.44)  (260,416.75)    (30,713.00)   (61,426.00)

NET INCOME (LOSS). . . . . . . . . .  $ (652,528.84)  (705,463.78)    (10,546.11)  (121,103.09)
                                      ==============  ============  =============  ============


  COMMON VOTING SHARES . . . . . . .                    8,987,500                    3,969,500

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                         STATEMENT OF CASH FLOWS
                      FOR THE PERIOD ENDED DECEMBER 31, 1996 AND SEPTEMBER 30, 1996


                                                                               2ND QTR        1ST QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (652,528.84)  $ (52,934.94)
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .       2,000.00       2,000.00
      Expenses related to common stock. . . . . . . . . . . . . . . . . .              -              -
      Expenses related to barter trades . . . . . . . . . . . . . . . . .    (596,293.00)     60,639.00

    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .     (44,000.00)
      Unearned phone card revenue . . . . . . . . . . . . . . . . . . . .   1,200,965.00

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .     424,327.00              -
      Barter payable. . . . . . . . . . . . . . . . . . . . . . . . . . .    (482,652.00)    (76,139.16)
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .      13,500.00      13,500.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .      11,196.91       4,344.20
                                                                           --------------  -------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .    (123,484.93)    (48,590.90)


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .              -              -
                                                                           --------------  -------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .              -              -


  CASH FLOWS FROM FINANCING ACTIVITIES
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     (43,900.00)
    Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .      30,000.00     (17,068.69)
    Proceeds from issuing common stock. . . . . . . . . . . . . . . . . .    (102,155.00)     91,000.00
    Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . .              -    (117,000.00)
    Intangible debt issue costs . . . . . . . . . . . . . . . . . . . . .     (38,200.00)             -
    Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . .     292,500.00
                                                                           --------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .     138,245.00     (43,068.69)
                                                                           --------------  -------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .      14,760.07     (91,659.59)

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .      24,693.41     116,353.00
                                                                           --------------  -------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $   39,453.48      24,693.41
                                                                           ==============  =============

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results  of  Operations

Quarter  Ended  December  31,  1996 compared to Quarter Ended December 31, 1995.

     Revenues for the quarter ended December 31, 1996 increased to $113,522.18 from $59,800.00 during quarter ended December 31, 1995. Increase in revenue is from the implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the quarter ended December 31, 1996 increased to $307,848.58 from $26,477.11 during quarter ended December 31, 1995. The increase of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

     Operating loss from discontinued operations as of December 31, 1996 were $39,218.66, resulted from ANC rescinding the barter assets and investments, primarily real estate, including an operating motel and other leased real estate. In addition, during quarter December 31,1996, ANC recorded losses on assets held but subsequently abandoned of $150,125.78.

Capital  Resources

     For the quarter ended December 31, 1996, ANC decreased Cash Flow from Operations of $(123,484.93) from $(48,590.90) for period ended September 30, 1996. Cash Flows From Investing Activities had not activity. Cash Flow From Financing Activities increase from ($43,068.69) to $138,245.00.


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