Form 10QSB
period 1997-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]  QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quartely period ended March 31, 1997

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

       FOR THE TRANSITION PERIOD FROM   JANUARY 1, 1997 TO MARCH  31, 1997
                                        ---------------    ---------------

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                    WYOMING                           87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive)


Issuer's  Telephone  Number:  (602)  945-1266

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

          NONE;  NOT  APPLICABLE.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES.

          NONE;  NOT  APPLICABLE.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          NONE;  NOT  APPLICABLE.

ITEM  5.     OTHER  INFORMATION.

ITEM  6:     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

ITEM  7.     EXHIBITS

     (A)FINANCIAL  DATA  SCHEDULE

                                       AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                           AS OF MARCH 31, 1997 AND 1996


                                           ASSETS
                                                                1997                              1996
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $     29,635.20                          4,319.74
  Prepaid Expenses. . . . . . . . . . . . . . .       150,000.00                                 -
  Intangible Debt Issue . . . . . . . . . . . .        28,400.00                                 -
  Cable and Wireless. . . . . . . . . . . . . .                -                                 -
  Accounts Receivable . . . . . . . . . . . . .        90,962.95                                 -
                                                 ----------------                   ---------------


    TOTAL CURRENT ASSETS. . . . . . . . . . . .                        298,998.15                        4,319.74

PROPERTY AND EQUIPMENT:
  Telecommunications Property . . . . . . . . .        39,707.20                         37,564.20
  Equipment . . . . . . . . . . . . . . . . . .                -                                 -
LESS: Accumulated Depreciation. . . . . . . . .       (14,939.00)                        (5,952.00)
                                                 ----------------                   ---------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .                         24,768.20                       31,612.20

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .     1,904,860.00                                 -
  Other Assets. . . . . . . . . . . . . . . . .                -                        235,114.34
  Due to Related Party. . . . . . . . . . . . .        98,919.69                                 -
                                                 ----------------                   ---------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .                      2,003,779.69                      235,114.34
                                                                   ---------------                   -------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .                    $ 2,327,546.04                      271,046.28
                                                                   ===============                   =============


                                           LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .       889,179.93                        151,750.52
  Trade Accounts Payable - Other. . . . . . . .       424,327.00                                 -
  Federal Payroll Taxes Payable . . . . . . . .        44,073.17                         11,347.30
  Notes Payable . . . . . . . . . . . . . . . .       856,191.90                        675,000.00
  Accrued Interest Payable. . . . . . . . . . .       305,489.00                        280,628.00
                                                 ----------------                   ---------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .                      2,519,261.00                    1,118,725.82

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .       292,500.00                                 -
  Unearned Phone Card Revenue . . . . . . . . .     1,582,532.30                                 -
                                                 ----------------                   ---------------

    TOTAL LONG-TERM LIABILITIES . . . . . . . .                      1,875,032.30                               -
                                                                   ---------------                   -------------

    TOTAL LIABILITIES . . . . . . . . . . . . .                      4,394,293.30                    1,118,725.82


                                           STOCKHOLDERS' EQUITY

  Preferred Stock . . . . . . . . . . . . . . .       198,000.00                                 -
  Common Stock. . . . . . . . . . . . . . . . .    20,920,677.00                     20,294,032.00
  Treasury Stock. . . . . . . . . . . . . . . .      (149,100.00)
  Retained Earnings(Loss) . . . . . . . . . . .   (23,036,324.26)                   (21,141,711.54)
                                                 ----------------                   ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .                     (2,066,747.26)                    (847,679.54)
                                                                   ---------------                   -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                    $ 2,327,546.04                      271,046.28
                                                                   ===============                   =============

                             AMERICAN NORTEL COMMUNICATIONS, INC.
                          COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                         FOR THE PERIOD ENDING MARCH 31, 1997 AND 1996


                                                   1997                         1996
                                       3RD QUARTER    YEAR TO DATE   3RD QUARTER   YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $  209,642.86    360,552.77     243,272.00   308,071.97


COST OF SALES. . . . . . . . . . . .     174,439.08    419,415.72      63,719.70    77,975.70


GROSS PROFIT . . . . . . . . . . . .      35,203.78    (58,862.95)    179,552.30   230,096.27

  SELLING EXPENSES . . . . . . . . .      93,544.25    313,385.48       2,440.13     8,458.59

  GENERAL & ADMINISTRATIVE . . . . .      43,770.88    174,909.95      82,607.62   186,810.22
                                      --------------  ------------  -------------  -----------
    TOTAL EXPENSES . . . . . . . . .     137,315.13    488,295.43      85,047.75   195,268.81

    EARNINGS (LOSS) FROM OPERATIONS.    (102,111.35)  (547,158.38)     94,504.55    34,827.46

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .              -             -              -            -
  Amortization Expense . . . . . . .              -             -              -            -
  Interest Expense . . . . . . . . .     (55,941.90)   (86,941.90)    (30,713.00)  (92,139.00)
  Loss on Abandonment. . . . . . . .     (21,493.69)  (217,589.85)             -            -
  Loss on Discontinued Operations. .      (9,868.22)   (43,188.81)             -            -
                                      --------------  ------------  -------------  -----------
    TOTAL OTHER INCOME . . . . . . .     (87,303.81)  (347,720.56)    (30,713.00)  (92,139.00)

NET INCOME (LOSS). . . . . . . . . .  $ (189,415.16)  (894,878.94)     63,791.55   (57,311.54)
                                      ==============  ============  =============  ===========



  COMMON VOTING SHARES . . . . . . .                    9,071,500                   4,689,500

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                        STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED MARCH 31, 1997 AND DECEMBER 31, 1996


                                                                             3RD QTR         2ND QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(189,415.16)   (652,528.84)
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .      2,000.00       2,000.00
      Expenses related to common stock. . . . . . . . . . . . . . . . . .             -              -
      Expenses related to barter trades . . . . . . . . . . . . . . . . .    (71,000.00)   (596,293.00)

    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .    (46,962.95)    (44,000.00)
      Unearned phone card revenue . . . . . . . . . . . . . . . . . . . .             -   1,200,965.00

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .             -     424,327.00
      Barter payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     58,141.09    (482,652.00)
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .     24,750.00      13,500.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .      2,476.84      11,196.91
                                                                           -------------  -------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .   (220,010.18)   (123,484.93)


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .             -              -
                                                                           -------------  -------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .             -              -


  CASH FLOWS FROM FINANCING ACTIVITIES
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,700.00)    (43,900.00)
    Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    151,191.90      30,000.00
    Proceeds from issuing common stock. . . . . . . . . . . . . . . . . .     91,000.00    (102,155.00)
    Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . .    (32,100.00)             -
    Intangible debt issue costs . . . . . . . . . . . . . . . . . . . . .      9,800.00     (38,200.00)
    Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . .             -     292,500.00
                                                                           -------------  -------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .    210,191.90     138,245.00
                                                                           -------------  -------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .     (9,818.28)     14,760.07

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .     39,453.48      24,693.41
                                                                           -------------  -------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $  29,635.20      39,453.48
                                                                           =============  =============

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

     Herman  Meinders                                   $100,000
     Express  Services,  Inc.,
       formerly  BancOklahoma  Trust  Company            450,000
     Southwest  Securities,  Inc.  (Gerald  Eason)        50,000
     Marguerite  Colton                                   25,000

9% convertible secured notes due December 31, 1998 with quarterly interest payments, escalating to 18.2% in years 2 through 6, convertible into 6,000 shares of common stock of ANC at $5.00 per share, with warrants (which expired September 7, 1997) to purchase 6,000 common shares at $5.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

     Earle  F.  Waters,  Trust                      25,000
     EF  Waters  &  Eleanor  M  Waters,  Trust      25,000
                                                  --------

     Total  convertible  notes                    $675,000
                                                  ========

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


Results  of  Operations

Quarter  Ended  March  31,  1997  compared  to  Quarter  Ended  March  31, 1996.

     Revenues for the quarter ended March 31, 1997 decreased to $209,642.86 from $243,273.00 during quarter ended March 31, 1996. Decrease in revenue is from the change in service providers and implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the quarter ended March 31, 1997 increased to $137,315.13 from $85,047.75 during quarter ended March 31, 1996. The increase of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

     Operating loss from discontinued operations as of March 31, 1997 were $9,868.22 resulted from ANC rescinding the barter assets and investments, primarily real estate, including an operating motel and other leased real estate. In addition, during quarter March 31, 1997, ANC recorded losses on assets held but subsequently abandoned of $21,493.69.

  Capital  Resources

     For the quarter ended March 31, 1997, ANC decreased Cash Flow from Operations of $(220,010.18) from $(123,484.93) for period ended December 31, 1996. Cash Flows From Investing Activities had no activity. Cash Flow From Financing Activities increase from $138,245.00 to $210,191.90.


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