Form 10KSB
period 1997-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

AMERICAN NORTEL COMMUNICATIONS, INC
                                   10-KSB 1997

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

[ X ]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
       1934

       For  the  fiscal  year  ended  JUNE  30,  1997

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

                       COMMON  STOCK,  NO  PAR  VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ X ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  728,127

State the aggregate market value of the voting stock held by computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See
                                   --------------------------------------
definition  of  affiliate  in  Rule  12b-2  of  the  Exchange  Act.)


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

--------------------------------------------------------------------------------

                                     PART I

--------------------------------------------------------------------------------

ITEM  1.     Description  of  Business.

ITEM  2.     Description  of  Property.

ITEM  3.     Legal  Proceedings.

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

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

ITEM  11.    Security  Ownership  of  Owners  and  Management.

ITEM  12.    Certain  Relationships  and  Related  Transactions.

                                   PART  IV

ITEM  13.     Exhibits,  Financial  Statement  Schedules,  and  Reports.

                                    PART  I

ITEM  1.     DESCRIPTION  OF  BUSINESS

Overview

     American Nortel Communications, Inc. ("ANC" or "Company") is a reseller of long-distance telecommunications services. ANC resells to customers long distance telephone time that it purchases or leases from other long distance carriers. At the end of June of 1995, the existing management of ANC resigned and transferred its stock holdings and its rights under contract to Wilcom, Inc. On July 1, 1995, ANC entered into a Management Service and Consulting Agreement with Wilcom, Inc. who engaged William P. Williams, Jr. to render services to ANC as Director, Chief Executive Officer for twelve-months. Eva Williams, spouse of William P. Williams is the sole shareholder of Wilcom, Inc. William P. Williams was elected to and became the sole member of Board of Directors of ANC and Chairman of the Board of Directors of ANC and, continues to serve sole Director and Chief Executive Officer. During is 1996 fiscal year, ANC's engaged in barter transactions in which it exchanged prepaid long distance calling services for real estate and other property. The barter transactions were ultimately unsuccessful and ANC in 1997 abandoned or rescinded the transactions. Thereafter, ANC has devoted itself to more traditional long distance telephone service. Its volume of business has grown substantially and ANC was profitable during its 1998 fiscal year. The volume of sales has continued to increase at a substantial rate during the first quarter of its 1999 fiscal year ending September 30, 1998 and thereafter.

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

ANCs method of operations has certain advantages and disadvantages. It substantially reduces its out of pocket expenses of such things as capital, equipment costs, rent and salaries. But it also makes ANC more dependent upon the performance of others whom it does not control and upon its ability to contract for such services at a reasonable price. With regard to its largest cost obtaining long distance time there is a surplus of lines held by other carriers and ANC believes that such surplus will continue for the foreseeable future.

During its 1996 fiscal year ANC's business was different than described above. When the present management took over at the end of June of 1995 the Company was inactive. During 1996 ANC sold prepaid long distance services and exchanged the prepaid long distance service in large transactions for real estate and other property. The use of "Barter Transactions" was not successful and the barter transactions were abandoned or rescinded in 1997. Since then ANC has engaged in the business of selling "1 plus and 800" long distance service to small business and residential customers. It has primarily relied on telemarketers to sell such services. The present method of business has proven much more successful. ANC sales have grown rapidly and it has become profitable. The barter transactions are discussed in detail in the financial statements footnote number 2.

Competition

The long distance telephone industry has been characterized as intense competition. There are many large and small competitors in the industry, many of which shares the same target market as ANC. Many of the competitors have much larger resources, are more established and have a larger customer base. There are also a large number of resellers many of whom operate in a manner similar to ANC. Another factor affect competition in the industry is intense price competition. Prices have been decreasing over the last several years sometimes dramatically for all kinds of telephone services. Customers have become more sophisticated and price conscious. They are likely to switch services when new competitor packages become available. ANC has experienced in the past, an average customer's account life of six-months. As a result, ANC constantly obtains new customers to replace their account attrition. Other sources of competition may be developing because of new offerings by telecommunication providers such as, cable television industry, Internet telephony, and voice and data communication. ANC's applications for billing though LECs has been granted and ANC has focused its attention to the sale of "1 plus and 800" long distance service. See financial statement Footnote 2 for further details.

Barter  Transactions

     The barter transactions were entered into with expectation that they would provide a source of cash flow either through resale or the operation or development of the property. In many instances these expectations were not fulfilled either because the problems with the properties, difficulties in selling the properties, the lack of expected values in the property, and substantial drop in value of prepaid phone cards to sellers. In addition, there had been a material decline in the per minute rates charged on calling cards which led to a request from sellers to rescind the transactions. While ANC was under no obligation to rescind the transactions it felt it was in the best interests of both parties to do so.

     ANC's 1996 fiscal barter transactions constituted a source of sales of telephone services. The barter transactions involved the sale of prepaid phone cards for real and other property. In fiscal year 1997 a total of $ 699,000 in barter transactions were recorded. While transactions were recorded in fiscal year 1996, revenues were deferred until such time the prepaid calling cards were used. In fiscal year 1997, barter transactions were rescinded or abandoned. ANC incurred $167,605 of losses in connection with such abandonment and rescissions.

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

Market  Strategy

     The Company intends to increase market share in each market it serves through the acquisition of strategic competitive firms providing value-added services to the core businesses of the Company. Marketing tactics will be employed to not only conserve resources, but to increase credibility and visibility in the targeted marketplace. Strategic planning to be used includes editorial coverage in industry specific media along with general interest publications.

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

Lantern Bay, Inc. and Richmond Heights vs. ANC - The suit is discussed in detail in the financial statements Footnote 15, "Palace View". The Lantern Bay portion was settled in fiscal 1998 for $15,000. During fiscal 1997, the owner repossessed the property and filed suit for breach of contract and recovery of damages. The suit was dismissed without prejudice and ANC management subsequently settled the claim for $15,000.

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

     On October and November 1996, ANC entered into a marketing agreements with Thomas & Quinlan ("T&Q"), E.A.I. Marketing ("EAI"), and On Target Marketing ("OTM"), dba Jones Boys, where these telemarketers agreed to provide ANC with telemarketing services.

     On January 16, 1997 ANC entered into a Service Agreement with Records Retrieval, Inc ("RRI") to provide verification services for new accounts acquired by ANC's telemarketers at the greater of $2.25 each or 65% of the projected daily minimum. The agreement was for one year, automatically renewable from year to year unless proper notification is given by ANC to terminate the agreement.
     In approximately December 1996, ANC entered into a Sub-Reseller Agreement with LDC Telecommunications, Inc where LDC would provide telecommunications services to ANC.

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

     On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component which is calculated by multiplying the estimated purchase price by the advance component percentage is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to refuse to accept or reject acceptance of accounts and except for the right of IGT to charge back amounts to ANC under certain circumstances, the sale of accounts is without recourse and IGT assumes the full credit risk. Certain charge backs and fees are recourse obligations of ANC. IGT maintains both Non-recourse and Recourse accounts comprising the Combined account for ANC. The maximum purchase obligation of IGT to ANC was set at $700,000 when the agreement was drafted. This was subsequently increased to $3,000,000 as of March 31, 1998.

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

On February 4, 1997 ANC entered into a Contract of Sale with Nortel, Inc. whereby Nortel sold to ANC 125,000 unprovisioned ANI's for $575,000. $50,000 was payable on February 15, 1997, $150,000 upon verification of long distance carrier receiving a total of 50,000 ANI's, and $375,000 upon verification of long distance carrier receiving a total of 75,000 ANI's. An addendum signed on the same day provides for payment of the first $50,000 to be made to Career Communications Corp. Nortel, Inc. signed a release and assignment to Career Communications Corp. related to the 125,000 unprovisioned ANI's. ANC management subsequently terminated this agreement as first ANI's were below ANC standards.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 1997.

                                   PART  IIII

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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

1997                                     US $HIGH BID  US $LOW BID
      Quarter ended June 30, 1997. . .          1 3/8          3/8

      Quarter ended March 31, 1997 . .          1 1/8          1/8

      Quarter ended December 31, 1996.         1 5/16          3/8

      Quarter ended September 30, 1996          2 3/8        11/16

      Quarter ended June 30, 1996. . .              1       1 1/16

      Quarter ended March 31, 1996 . .          2 1/8       1 3/16

      Quarter ended December 31, 1995.              2         3/16

      Quarter ended September 30,.1995           7/16          1/8

     At  June  30,  1997,  there  were  9,371,618  shares of Common Stock of the
Company outstanding. See "Security Ownership of Certain Beneficial Owners & Management" which discloses significant shareholders and the shareholdings of the directors and officers.

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

Barter  Trades

          In December 1995, ANC began trading long distance phone time for other assets. The Company has recorded the barter trades at the lower of the wholesale long distance calling price of $.15 per minute or estimated net realizable value of the property received. See financial statement Footnote 2.

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

Results  of  Operations

Fiscal  Year  End  June  30,  1997  Compared  to  Fiscal  Year End June 30, 1996

     Revenues for the fiscal year ended June 30, 1997 increased to $728,127 from $46,548 during fiscal year ended June 30, 1996. Increase in revenue is from the implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the fiscal year ended June 30, 1997 increased to $690,038 from $377,715 during fiscal year ended June 30, 1996. The increase of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

     Valuation adjustments of $55,380 were made to reflect the lower of cost or market for barter trading assets for period ended June 30, 1996. The market reflected a decrease in orignially valued assets, and resulted in a decrease the assets acquired through barter trading. Also, operating losses from discontinued operations as of June 30, 1997 were $300,990 and $129,532 for period ended June 30, 1996, resulted from ANC rescinding the barter assets and investments, primarily real estate, including an operating motel and other leased real estate. In addition, during fiscal 1996, ANC recorded losses on assets held but subsequently abandoned in fiscal 1997. The losses consist of losses on tangible personal property of approximately $47,000 and losses on real estate of approximately $64,000. Also, during fiscal 1996 ANC also recorded a loss on the Anaheim Splash of $200,000. ANC recorded additional losses on assets abandoned the losses on tangible personal property of approximately $78,000 and losses on real estate of approximately $1,160,000 for period ended June 30, 1997.

     In June 30, 1997, the Company experienced a gain from the cancellation of long distance phone cards from the barter trades that were rescinded. The phone card revenues that were recorded in 1996 as deferred revenues were subsequently earned in the fiscal year 1997. The amount of $1,371,283 was recorded as a gain from the cancellation of phone card.

Liquidity

ANNUAL  RESULTS  OF  OPERATIONS

                        JUNE 30, 1997   JUNE 30, 1996
                       ---------------  --------------
Current Assets         $      224,644         266,353
---------------------  ---------------  --------------

Current Liabili-ties        1,853,639       2,268,485
---------------------  ---------------  --------------
Stockholders' Deficit
                       $   (1,628,995)     (2,002,132)
                       ---------------  --------------

  Capital  Resources

     During fiscal 1997 capital was provided through the issuance of notes, debentures, and common stock. Cash flows from these financing activities increased from $278, 174 in 1996 to $420,682 in 1997. The increase was a result of issuance of notes ($175,000), issuance of convertible debentures ($292,500) and the issuance of 272,000 shares of common stock for cash ($244,301).
$300,000 of the capital raised was used to purchase treasury stock. Additionally, 151,546 shares of common stock were issued for assets, interest and services totaling $115,750. The cash used for operating activities increased to $465,913 from $124,673 in 1996. This was largely attributable to the increase in marketing expenses incurred related to the discontinued property management activities. Cash used for investing activities increased to $38,300 from $37, 213 in 1996.

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

     In April 1997, the Company marketed $1,875,000 principal amount one year 12% Series A Senior Subordinated Convertible Redeemable Debentures. The debentures were to be sold at a 20% discount or $1,500,000 if the whole issue was sold. Interest was 12% per annum on the face payable monthly in advance. Interest was payable in cash or in stock at the Company's discretion. The first quarter's interest was payable at the time of closing in the form of common stock under Regulation S at 20% below the 5-day average bid at the date of subscription. The debentures were convertible at any time commencing after 45 days into shares of the Company's common stock at a price equal to the lower of 80% of the closing bid price of the stock immediately preceding closing or 80% of the closing bid price of the stock immediately preceding the date the Company received the conversion notice from the debenture holder. ANC granted a lien against its assets having a value of not less than $2,250,000.

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

                       INDEPENDENT  AUDITORS'  REPORT

Board  of  Directors  and  Stockholders
American  Nortel  Communications,  Inc.
Scottsdale,  Arizona

We  have  audited  the  accompanying  balance  sheets  of  American  Nortel
Communications, Inc., (the "Company"), as of June 30, 1997 and 1996 and the related statements of operations, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had counsel been able to render an opinion regarding certain contingencies disclosed in Note 12, the financial statements referred to above present fairly, in all material respects, the financial position of American Nortel Communications, Inc. as of June 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

Significant material contingencies exist as of June 30, 1997 and are more fully described in Note 12. Significant contingencies result from the issuance of common stock to the Company's management and other third parties, default on debt obligations and, the Company's delinquency in its public filings.

/s/  LaVoie,  Clark,  Charvoz  &  May,  P.C.
--------------------------------------------
     LaVoie,  Clark,  Charvoz  &  May,  P.C.
     Tucson,  Arizona
     June  30,  1998

                                   AMERICAN NORTEL COMMUNICATIONS, INC.
                                              BALANCE SHEETS


                                                                                  As  of  June  30,
                                                                           -------------------------------
ASSETS  (Substantially  Pledged)                                                1997             1996
--------------------------------                                           ---------------  --------------
Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       32,922   $     116,353
Trade accounts receivable - Note 3. . . . . . . . . . . . . . . . . . . .          54,961
Prepaid expenses - Note 4 . . . . . . . . . . . . . . . . . . . . . . . .         136,761         150,000
                                                                           ---------------  --------------
  Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . .         224,644         266,353

Property and Equipment, net - Note 5. . . . . . . . . . . . . . . . . . .          22,768          30,768

Other Assets:
Advances  to control group,  net. . . . . . . . . . . . . . . . . . . . .          14,370          28,251
Barter accounts, net - Note 6
Investments acquired through barter, net - Note 6 . . . . . . . . . . . .           6,667           6,667
Investments acquired through barter, subsequently rescinded, net - Note 6                       1,215,400
Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,400
                                                                           ---------------  --------------
  TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      296,849   $   1,547,439
                                                                           ===============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
-------------------------------------------------------------------------

Liabilities:
Current Liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      190,745   $     220,311
Disputed claims - Note 8. . . . . . . . . . . . . . . . . . . . . . . . .         439,327
Barter trade commitments - Note 9 . . . . . . . . . . . . . . . . . . . .                       1,093,400
Accrued payroll taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          44,578          26,035
Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         328,989         253,739
Notes payable - Note 10 . . . . . . . . . . . . . . . . . . . . . . . . .         850,000         675,000
                                                                           ---------------  --------------
  Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .       1,853,639       2,268,485

Unearned Phone Card Revenues. . . . . . . . . . . . . . . . . . . . . . .          39,929         381,567

Convertible Debentures - Note 11. . . . . . . . . . . . . . . . . . . . .         217,500
                                                                           ---------------
  TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,111,068       2,650,052

Commitments and Contingencies - Note 12

Stockholders' Equity (Deficiency) - Note 14:
Preferred Stock, 3,300,000 shares issued and outstanding. . . . . . . . .         198,000         198,000

Common Stock, no par value, 50,000,000 shares authorized
9,830,476 (1997) and 8,769,500 (1996) shares issued and
9,371,618 (1997) and 8,769,500 (1996) shares outstanding. . . . . . . . .      21,218,402      20,840,832
Accumulated Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .     (22,960,621)    (22,141,445)
Treasury Stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (     270,000)
                                                                           ---------------
  TOTAL STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . . . . . . . . . .    (  1,814,219)   (  1,102,613)
                                                                           ---------------  --------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY. . . . . . . . . . . . .  $      296,849   $   1,547,439
                                                                           ===============  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS


                                                   Years  Ended  June  30,
                                               ------------------------------
                                                    1997            1996
                                               --------------  --------------
REVENUES:
---------------------------------------------

Long-distance telecommunications. . . . . . .  $     728,127   $      46,548

Cost of long-distance services. . . . . . . .        689,660          32,010
                                               --------------  --------------

  Gross Profit. . . . . . . . . . . . . . . .         38,467          14,538

EXPENSES:
---------------------------------------------

Selling . . . . . . . . . . . . . . . . . . .        236,510           3,600
General and administrative. . . . . . . . . .        340,917         306,269
Interest. . . . . . . . . . . . . . . . . . .        112,611          65,250
Other . . . . . . . . . . . . . . . . . . . .                          2,596
                                               --------------  --------------

                                                     690,038         377,715
                                               --------------  --------------

  LOSS FROM CONTINUING OPERATIONS . . . . . .   (    651,571)   (    363,177)

Other losses incurred:
Valuation adjustment, lower of cost or market                         55,380
Operating loss from discontinued operations .        300,990         129,532
Gain from canceled phone cards. . . . . . . .     (1,371,283)
Loss on abandoned assets. . . . . . . . . . .      1,237,898         310,956
                                               --------------  --------------

  Loss Before Income Tax Benefits . . . . . .    (   819,176)   (    859,045)

Income Tax Benefits - Note 15 . . . . . . . .              -               -
                                               --------------  --------------

NET LOSS. . . . . . . . . . . . . . . . . . .  $  (  819,176)  $  (  859,045)
                                               ==============  ==============

LOSS PER SHARE FROM CONTINUING OPERATIONS . .  $       (0.07)  $       (0.09)
                                               ==============  ==============

NET LOSS PER SHARE. . . . . . . . . . . . . .  $       (0.09)  $       (0.21)
                                               ==============  ==============

Weighted average shares outstanding . . . . .      8,903,364       4,030,138
                                               ==============  ==============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                               AMERICAN NORTEL COMMUNICATIONS, INC.
                                              STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                        Preferred Stock             Common Stock          Accumulated    Treasury
                                               ------------------------------  ------------------------  -------------  ----------
                                                   Shares          Amount        Shares       Amount        Deficit       Stock
                                               ---------------  -------------  -----------  -----------  -------------  ----------

Balances at July 1, 1995. . . . . . . . . . .       3,300,000   $     198,000   3,023,132   $20,143,157  $(21,282,400)
Unidentified share differential from
transfer between transfer agents. . . . . . .                                      56,368

Shares issued for cash. . . . . . . . . . . .                                   1,165,000       314,625

Shares issued to related parties in exercise
 of  warrants, offset to loans from related
 parties. . . . . . . . . . . . . . . . . . .                                     840,000        16,800

Shares issued to related parties for services                                   3,250,000       307,500

Shares issued for assets. . . . . . . . . . .                                     400,000       200,000

Shares issued for other services. . . . . . .                                      35,000         8,750

Shares previously issued to related party, tendered for shares sold by ANC for $50,000, proceeds distributed to related party

Shares previously issued to related party,
tendered in payment to investment advisors. .                                               (  150,000)

Net loss. . . . . . . . . . . . . . . . . . .                                                            (    859,045)
                                                                                                         -------------

Balances at June 30, 1996 . . . . . . . . . .       3,300,000   $     198,000   8,769,500   $20,840,832  $(22,141,445)
                                               ===============  =============  ===========  ===========  =============

Shares issued for cash. . . . . . . . . . . .                                     272,000       244,301

Shares redeemed . . . . . . . . . . . . . . .                                                                           $(300,000)

Shares tendered for stock sold. . . . . . . .                                                  (30,000)                    30,000

Shares issued for assets. . . . . . . . . . .                                      68,000        41,000

Shares issued to investment advisors. . . . .                                      25,000

Shares issued for interest expense. . . . . .                                      58,546        57,069

Shares issued for convertible debentures, net                                     178,572        65,200

Shares previously issued to related party,
tendered for shares sold by ANC for $25,000,
proceeds distributed to related party
Net loss. . . . . . . . . . . . . . . . . . .                                                            (    819,176)
                                                                                                         -------------
Balances at June 30, 1997 . . . . . . . . . .       3,300,000   $     198,000    9,371,618  $21,218,402  $(22,960,621)  $(270,000)
                                               ===============  =============  ===========  ===========  =============  ==========
The accompanying notes are an integral part
 of these financial statements.

The  accompanying  notes  are  an  integral  part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS

                                                   Years  Ended  June  30,
                                               --------------------------------
                                                    1997             1996
                                               ---------------  ---------------
CASH FLOWS FROM OPERATIONS
---------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . .  $     (819,176)  $     (859,045)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization . . . . . . . .           8,000            8,939
Expenses paid with common stock . . . . . . .          70,069          166,250
Other (gain) loss from bartered phone cards .        (219,638)         450,406
Changes in assets and liabilities:
Trade accounts receivable . . . . . . . . . .        (167,108)
Line of credit offset to accounts receivable.         112,147
Prepaid expenses. . . . . . . . . . . . . . .          41,239
Accounts payable. . . . . . . . . . . . . . .         (29,566)          17,492
Disputed claims . . . . . . . . . . . . . . .         439,327
Accrued payroll taxes . . . . . . . . . . . .          18,543           26,035
Accrued interest. . . . . . . . . . . . . . .          80,250           65,250
                                               ---------------  ---------------
  Net Cash Used For Operating Activities. . .        (465,913)        (124,673)
                                               ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES
---------------------------------------------
Purchase of property and equipment. . . . . .                          (37,213)
Intangible assets . . . . . . . . . . . . . .                          (38,200)
                                               ---------------
  Net Cash Used For Investing Activities. . .         (38,200)         (37,213)
                                               ---------------  ---------------


CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------
Notes payable . . . . . . . . . . . . . . . .         175,000
Convertible debentures. . . . . . . . . . . .         292,500
Loans from control group. . . . . . . . . . .          68,200          140,894
Repayments to control group . . . . . . . . .         (59,319)        (177,345)
Common stock issued for cash. . . . . . . . .         244,301          314,625
Treasury stock purchases. . . . . . . . . . .        (300,000)
                                               ---------------
  Net Cash Provided By Financing Activities .         420,682          278,174
                                               ---------------  ---------------


CASH AND CASH EQUIVALENTS
---------------------------------------------
Increase (decrease) in cash . . . . . . . . .         (83,431)         116,288

Cash at beginning of year . . . . . . . . . .         116,353               65
                                               ---------------  ---------------

Cash at end of year . . . . . . . . . . . . .  $       32,922   $      116,353
                                               ===============  ===============

Cash paid during the year for interest. . . .  $            -   $            -
                                               ===============  ===============

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                     NOTES  TO  THE  FINANCIAL  STATEMENTS
                     YEARS  ENDED  JUNE  30,  1997  AND  1996

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

Prior to September 14, 1994, ANC conducted almost all of its telecommunications business through NorTel Communications, Inc. ("NorTel-US"), a wholly-owned subsidiary in Salt Lake City, Utah. All subsidiaries, including NorTel-US, were not active and were sold for nominal consideration or were dissolved.

On September 14, 1994, ANC and NorTel-US filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the U.S. Bankruptcy Court, District of Utah, Central Division. ANC's bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1996. NorTel-US was sold June 27, 1996 for nominal consideration to an affiliate of former directors, leaving ANC as the sole surviving entity.

ANC's common stock was approved for listing on the Boston Stock Exchange effective June 22, 1994. However, it was delisted on January 20, 1996 for failure to meet maintenance requirements. The common stock had previously been listed for trading on the Vancouver Stock Exchange from September 18, 1980 until August 14, 1994. ANC's common stock is also traded in the over-the-counter market and is quoted under the NASDAQ symbol "ARTM".

The Company was dormant when ANC's current President, Chief Executive Officer, and Board Chairman, William P. Williams, Jr. achieved control of the Company on June 27, 1995. On that day, the former officers and directors resigned and assigned their rights under certain agreements to Mr. Williams.

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

REVENUE  RECOGNITION  -  PHONE  CARD  REVENUE

Generally accepted accounting principles ("GAAP") require the deferral of revenue to match the future cost of providing service. Accordingly, deferred revenue from the prepaid phone cards which were bartered and sold and expiring within 18 to 24 months of issuance, is recognized as revenue when the units of time on the cards are used.

During the 1996 and 1997 fiscal years, management committed ANC to provide approximately 11,354,000 and 4,661,000 units of time, respectively. Committed units related primarily to barter trades. Committed units related to cash sales were nominal.

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

ANC has sustained significant losses in its fiscal years ended 1996 and 1997. The effect of these losses have been mitigated by the infusion of cash from new equity capital and the payment of significant obligations through issuance of the Company's common stock. The stockholders' deficiency has worsened during these periods. Profitability from operations and favorable resolution of the numerous claims and contingencies discussed later in these notes are required to reduce the deficiency. If profitability is not achieved, the deficiency can only be eliminated through the issuance of additional equity securities.

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

ANC issued 133,332 minutes during fiscal 1997 prior to return of the property. During fiscal 1997, ANC returned the property. ANC issued 30,000 additional minutes for settlement of damages asserted by the owner. ANC sustained a loss on abandonment of $20,000 during 1997.

BARTER  TRADE  FOR  REAL  ESTATE  -  PALACE  VIEW  CONDOS, MISSOURI CONDOMINIUMS

On June 26, 1996 Lantern Bay Condos, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $472,664 at $.15 per minute plus debt assumed. The financing was to be in the form of a two-year lease/purchase agreement, monthly payments equivalent to the debt service on the underlying debt of $406,664. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

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

BARTER  TRADE  FOR  REAL  ESTATE  -  PALACE  VIEW  CONDOS, MISSOURI CONDOMINIUMS

On June 26, 1996 Richmond Heights, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $430,893 at $.15 per minute plus assumed debt. The financing was to be in the form of a two-year lease/purchase agreement, monthly payments equivalent to the debt service on the underlying debt of $364,893. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

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

On March 30, 1996 ANC took operating possession of the Inn. ANC issued 1,590,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 4,066,000 minutes during fiscal 1997. ANC also advanced cash for operations and lease payments totaling $54,000 through June 30, 1996 and an additional $178,000 during fiscal 1997. During 1997, the lessor repossessed the property and this activity ceased. As of the date of the repossession, 2,477,000 minutes of long distance phone time was remained unissued under the agreement, with an additional 756,000 minutes unissued, which had been assigned by the lessor to a third party. It is management's contention that the return of the property to the owner effectively rescinded the obligation to supply the minutes as agreed upon.

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

BARTER  TRADE  FOR  BOAT

On April 22, 1996 CL Carr agreed to accept 88,889 units of domestic long distance phone time for a 1963 35 foot Cris Craft boat for a recorded value of $13,333 at $.15 per minute. A valuation reserve of $13,333 has been established as of June 30, 1997 to adjust the carrying value to the amount subsequently realized upon return of the asset. Minutes issued are included in the Pointe Royale minutes disclosed above.

BARTER  TRADE  FOR  ART

In May 1996, Ed Iverson agreed to accept 11,000 units of domestic long distance phone time for five limited edition art prints recorded at $1,650 at $.15 per minute.

BARTER  TRADE  FOR  EQUIPMENT

On May 8, 1996 George La Goe agreed to accept 52,222 units of domestic long distance phone time and $2,000 cash for a tractor and other equipment. ANC issued 52,222 minutes of domestic long distance credits (including 22,222 issued to Barter Business Network) as of June 30, 1996 prior to abandonment of the property in fiscal 1997. An additional valuation reserve of $9,833 was recorded to reflect the amount realized on subsequent abandonment.

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

ANC issued 16,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 63,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned, 37,000 minutes of long distance phone time were still due the owner under the agreement. A valuation reserve of $2,400 was recorded to adjust the value to the amount of the remaining balance of committed but unissued time bartered on the transaction as of June 30, 1997.

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

3.     TRADE  ACCOUNTS  RECEIVABLE

The Company entered into a customer billing service and master agreement for purchase and sale of accounts with Integretel. See Note 12 COMMITMENTS AND CONTINGENCIES, Long Distance Service Agreements. Under these agreements, Integretel has advanced $112,147 at June 30, 1997 for purchase of accounts without recourse. These advances have been netted against trade accounts receivable.

4.     PREPAID  EXPENSES

The Company issued common stock for payment of loan fees in the amount of $56,000. At June 30, 1997 unamortized prepaid interest was $28,000.

At June 30, 1996, prepaid expenses consisted of a $75,000 management fee paid to Wilcom, Inc. for fiscal 1997, paid in June 1996 by the issuance of ANC stock at $.15 per share. Also included is $75,000 compensation paid to Eva Williams, (the wife of William P. Williams, Jr.) for fiscal 1997 and 1998, paid in June 1996, by the issuance of ANC stock at $.15 per share.

At June 30, 1997 prepaid expenses consisted of prepaid compensation of $37,500 from the agreement described above with Eva Williams and $71,261 deferred direct marketing costs.

5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  at  June  30  consists  of:

                                           1997      1996
                                         --------  --------
     Telecommunications  equipment       $  1,650  $  1,650
     Other  equipment                      38,057    38,057
                                         --------  --------
                                           39,707    39,707
     Less  accumulated  depreciation       16,939     8,939
                                         --------  --------
                                         $ 22,768  $ 30,768
                                         ========  ========

Depreciation is calculated using the straight-line method over a five year estimated useful life.

6.     BARTER  ACCOUNTS  AND  INVESTMENTS

BARTER  ACCOUNTS

Barter accounts consist of phone cards placed with five barter groups, net of a valuation reserve of approximately $33,000 and $48,000 at June 30, 1996 and 1997, respectively, to reflect the subsequent loss on abandonment of these deposited amounts.

INVESTMENTS  ACQUIRED  THROUGH  BARTER

Investments acquired through barter consists of assets, discussed in Note 2, acquired in transactions which were not rescinded, but were later abandoned. The assets, all tangible personal property, are stated net of a valuation reserve of approximately $371,000 and $335,000 at June 30, 1996 and 1997, respectively

INVESTMENTS  ACQUIRED  THROUGH  BARTER,  RESCINDED

Investments acquired through barter consist of the Fall Creek Inn leasehold and other deposits on realty transactions, discussed in Note 2, which were subsequently rescinded by ANC in fiscal 1997. These assets are stated net of accumulated amortization of $61,000 and a valuation reserve of approximately $64,000.

7.     INVESTMENT  IN  AFFILIATE

Investment in affiliate consists of 400,000 shares of ANC common stock placed on deposit with the Continental Indoor Soccer League in accordance with terms of a franchise agreement further discussed in Note 10, "The Anaheim Splash". The asset is stated net of a valuation reserve of $200,000 to reflect the probable loss of this asset.

8.     DISPUTED  CLAIMS

The liabilities to the following vendors are being disputed by ANC as of June 30, 1997:

Thomas & Quinlan. . . . . . . . . .  $ 93,461
E.A.I. Marketing. . . . . . . . . .    14,000
On Target Marketing, Inc. . . . . .    30,282
Records Retrieval, Inc. . . . . . .    48,138
CLIC International - Fall Creek Inn    23,000
Kendel Corporation - Fall Creek Inn    40,088
Richmond Heights. . . . . . . . . .    15,000
Electric Lightwave. . . . . . . . .   175,358
                                     --------

Total disputed claims . . . . . . .  $439,327
                                     ========

9.     BARTER  TRADE  COMMITMENTS

Barter trade commitments consist of the value of the committed but unissued long-distance units traded for various assets, discussed more fully in Note 2. During fiscal 1997 the remaining commitment, totaling $687,000, was offset against the rescinded barter assets in determining the net loss on abandonment.

10.    NOTES  PAYABLE

CONVERTIBLE  NOTES  PAYABLE

9% convertible secured notes due December 31, 1996 with interest payable quarterly, convertible into common stock of ANC at $4.00 per share, with warrants (which expired December 31, 1995) to purchase up to 78,125 common shares at $4.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

                                            1997      1996
                                          --------  --------
Herman Meinders. . . . . . . . . . . . .  $100,000  $100,000
Express Services, Inc.,
  formerly BancOklahoma Trust Company. .   450,000   450,000
Southwest Securities, Inc.(Gerald Eason)    50,000    50,000
Marguerite Colton. . . . . . . . . . . .    25,000    25,000

9% convertible secured notes due December 31, 1998 with quarterly interest payments, escalating to 18.2% in years 2 through 6, convertible into 6,000 shares of common stock of ANC at $5.00 per share, with warrants (which expired September 7, 1997) to purchase 6,000 common shares at $5.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Earle F. Waters, Trust. . . . . . .    25,000    25,000
EF Waters & Eleanor M Waters, Trust    25,000    25,000
                                     --------  --------

Total convertible notes . . . . . .   675,000   675,000

Other notes payable described below   175,000         0
                                     --------  --------

                                     $850,000  $675,000
                                     ========  ========

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

On February 10, 1997 ANC entered into an agreement with Glenn Crotts, where Mr. Crotts would advance up to $200,000 to ANC for the sole and only purpose of purchasing long distance customer accounts. The advances would be made under terms of a one-year, multiple advance note with interest at 10% per annum, payable monthly. The first advance of $50,000 on February 10, 1997 was to purchase accounts from Nortel, Inc. under terms of a contract dated January 29, 1997. The agreement provides that collections on billings for the accounts purchased would be collected by Integretel with the cash flow applied to interest and principal. Mr. Crotts received 30,000 shares of ANC common stock for entering into the agreement. Additionally, Wilcom pledged 500,000 shares of its ANC stock as security for the loan. The maximum amount advanced under the agreement was $100,000 that was repaid in its entirety in fiscal 1998.

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

Accrued but unpaid interest on the above notes totaled $328,989 and $253,739 as of June 30, 1996 and 1997 respectively.

SETTLEMENT  OF  NOTES  AND  INTEREST  ON  CONVERTIBLE  NOTES  PAYABLE

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

11.     CONVERTIBLE  DEBENTURES

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

The  Company  successfully placed the $230,000 debenture with Canadian Advantage
LP, Thomson Kernaghan & Co, Ltd, the general partner. The debenture, dated April 8, 1997, resulted in the receipt of $201,500 net funds. The debenture did not provide for issuance at a discount. The difference between the face amount and the net funds received was for a 12% ($28,500) finders fee paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the general partner requested conversion of $75,000 to common stock on May 30, 1997 at $.42 per share, $80,000 on July 7, 1997 at $.28125 per share and $75,000 on August 7, 1997 at $.2429.
The Company honored the May 30 and July 7 conversions issuing a total of 483,341 share which included 9,838 shares for interest totaling $3,047. The August 7 conversion has not yet been honored by the Company leaving a remaining debenture balance of $75,000 plus accrued interest.

In April 1997, the Company also attempted to market $ 1,875,000 principle amount one year 12% Series A Senior Subordinated Convertible Redeemable Debentures. The debentures were to be sold at a 20% discount or $1,500,000 if the whole issue was sold. Interest was 12% per annum on the face payable monthly in advance. Interest was payable in cash or in stock at the Company's discretion. The first quarter's interest was payable at the time of closing in the form of common stock under Regulation S at 20% below the 5-day average bid at the date of the subscription. The debentures were convertible at any time commencing after 45 days into shares of the Company's common stock at a price equal to the lower of 80% of the closing bid price of the stock immediately preceding closing or 80% of the closing bid price of the stock immediately preceding the date the Company received the conversion notice from the debenture holder. ANC granted a lien against its assets having a value of not less than $ 2,250,000.

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

12.      COMMITMENTS  AND  CONTINGENCIES

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

Kendel Corp. vs. ANC - The suit is discussed in detail in Note 2, "Fall Creek Inn". The suit is pending.

Lantern Bay, Inc. and Richmond Heights vs. ANC - The suit is discussed in detail in Note 2, "Palace View". The Lantern Bay portion was settled in fiscal 1998 for $15,000 and properly accrued as of June 30, 1997.

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

In March 1996, ANC entered into an Agreement with Vancouver Telephone Company ("VTC") whereby ANC provided long-distance services to VTC through its carrier, ELI. Through June 30, 1996 VTC had paid approximately $6,000 to ANC under the agreement and an additional $14,000 through November 1996. The fiscal 1996 revenue was greater than 10% of the revenues of ANC.

In  an attempt to generate new accounts ANC contracted with the following firms:

On October and November 1996, ANC entered into marketing agreements with Thomas & Quinlan ("T&Q"), E.A.I. Marketing ("EAI"), and On Target Marketing ("OTM"), dba Jones Boys, where these telemarketers agreed to provide ANC with telemarketing services.

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

In approximately December 1996, ANC entered into a Sub-Reseller Agreement with LDC Telecommunications, Inc where LDC would provide telecommunications services to ANC.

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

On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component which is calculated by multiplying the estimated purchase price by the advance component percentage is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to refuse to accept or reject acceptance of accounts and except for the right of IGT to charge back amounts to ANC under certain circumstances, the sale of accounts is without recourse and IGT assumes the full credit risk. Certain charge backs and fees are recourse obligations of ANC. IGT maintains both Non-recourse and Recourse accounts comprising the Combined account for ANC. The maximum purchase obligation of IGT to ANC was set at $700,000 when the agreement was drafted. This was subsequently increased to $3,000,000 as of March 31, 1998.

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

On February 4, 1997 ANC entered into a Contract of Sale with Nortel, Inc. whereby Nortel sold to ANC 125,000 unprovisioned ANI's for $575,000. $50,000 was payable on February 15, 1997, $150,000 upon verification of long distance carrier receiving a total of 50,000 ANI's, and $375,000 upon verification of long distance carrier receiving a total of 75,000 ANI's. An addendum signed on the same day provides for payment of the first $50,000 to be made to Career Communications Corp. Nortel, Inc. signed a release and assignment to Career Communications Corp. related to the 125,000 unprovisioned ANI's. ANC management subsequently terminated this agreement as first ANI's were below ANC standards.

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

LEASES

The Company has entered into lease obligations for office space for its corporate headquarters in Scottsdale, Arizona and its support center in Salt Lake City, Utah. The Scottsdale agreement, dated April 1, 1997 expired on March 31, 1998 and has been extended for six months. The Utah agreement dated January 1996 expired on March 31, 1997. Under terms of the agreements ANC pays monthly rents totaled approximately $2,000. The Company paid rents of $18,000 and $23,000 during the 1996 and 1997 fiscal years, respectively.

As discussed above under the caption "Barter transactions", the Company entered into agreements to lease a hotel and other rental properties. The leases, which were for periods from two to five years, contained provisions to apply the lease payments to the purchase of the properties. The Company resulting in forfeiture of its property interests subsequently terminated these transactions. These terminations resulted in litigation with the lessors that are further discussed under the caption "Barter Trades". Under these leases, rents totaling $65,000 in 1996 and $161,000 in 1997 were paid prior to the forfeitures. Also, $15,000 was paid subsequent to 1997 for settlement of a default claim.

THE  ANAHEIM  SPLASH

As previously disclosed, ANC owned the Anaheim Splash for a brief period of time in fiscal 1996. ANC management entered into certain agreements in connection with this ownership. On February 16, 1996, ANC management entered into an agreement to acquire the franchise from the Continental Indoor Soccer League (the "CISL") which required, among other things, the placement of $400,000 worth of ANC common stock as a security deposit and $10,000 as an advance payment against the player compensation assessment. ANC tendered 400,000 shares of ANC common stock as payment for the security deposit. However, since the market price of the stock was less than the deposit agreement, the CISL has requested, through counsel, that additional shares be surrendered to them. Under terms of the agreement, there is a deferred league operating assessment of approximately $88,000 and additional player compensation assessments of $150,000. On March 1, 1996, ANC also entered into a ten-year lease agreement with the Arrowhead Pond. The lease terms include liquidated damages of $25,000 in the event of termination.

In approximately April of 1996, ANC assigned its rights under these agreements to Mr. Gary Sparks. ANC has no written agreement to substantiate this assignment. CISL counsel verbally confirmed that Mr. Sparks had indeed stepped into ANC's position and operated the team for approximately one year. CISL counsel also commented that Mr. Sparks did not assume any obligations that ANC may have incurred in connection with its ownership or termination of the above agreements. He also indicated that the CISL may move to liquidate the stock in settlement of any outstanding obligations. Presently, the CISL has made no attempt to liquidate the stock and ANC has requested its stock transfer agent to place a "stop transfer" notation in its stock register.

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

EFFECTS  OF  PRESS  RELEASES  ON  MARKET  ACTIVITY

In an attempt to mitigate the effects of not providing current 1934 Act filings, ANC management has periodically announced certain information, which it believed, would be beneficial to shareholders. As a result of these press releases, market activity may have occurred, including the buying and selling of ANC stock by both related and unrelated parties. Certain information contained in press releases, based on information available to management at the time, and contained information that has been substantially revised through the audit process. Subsequent releases, containing the corrected information, have not yet been released to the public. It is not possible to determine the effect, if any, of bringing the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company who made investment decisions based on those releases.

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

INVESTIGATIONS

During 1997, the company was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of the Company. The Division personnel will neither confirm nor deny that an investigation is proceeding. Such investigations, in the preliminary stages, are kept confidential and is not necessarily an indicator of wrongdoing.

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

13.     RELATED  PARTY  TRANSACTIONS

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

On  May  15,  1996  the  Board  approved  the  issuance of 750,000 shares to Eva
Williams as compensation for 1996. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability. The Board subsequently determined that the stock would be issued as compensation for the three-year period 1996 - 1998 as compensation for her services as officer. This resulted in prepaid compensation of $75,000 as of June 30, 1996 and $37,500 as of June 30, 1997.

On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share to Wilcom, Inc. for management services rendered during fiscal 1998. Additionally, 3,300,000 shares were issued to Wilcom, Inc. in exchange for the 3,300,000 shares of convertible preferred shares issued in June 1995, as discussed above.

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

14.     CAPITAL  TRANSACTIONS

PREFERRED  STOCK

As discussed above, the previously authorized, issued and outstanding Preferred A Series One Preferred Stock issued to former officers and directors was canceled, reestablished, redesignated and reissued to Wilcom, Inc. as Preferred A Series One Convertible, Preferred Stock. The stock has the relative rights, preferences and limitations as follows:

Dividends - The holders are entitled to dividends declared by the Board and are entitled to participate with the holders of Common Stock in any dividend distributions on a prorated basis.

Preferences on Liquidation - The holders are entitled to receive the residual assets on a prorate basis with the holders of the Common Stock.

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

RULE  144  RESTRICTED  SHARES  FOR  CASH

During the years ended June 30, 1996 and 1997 and subsequently ANC sold restricted shares for cash:

Shares                Range      Proceeds
----------------  ------------  ----------
FY96   1,165,000  $ .21 -  .50  $  314,625
FY97     272,000  $ .25 - 1.00     244,301

THE FOLLOWING MATERIAL "NON-MONETARY" TRANSACTIONS INVOLVED RULE 144 RESTRICTED ANC STOCK:

Date                                       Description                Shares    Each    Total
----------------------------  -------------------------------------  ---------  -----  --------
October 17, 1995 . . . . . .  Wilcom, Inc., exercise warrants
                              offset to liability to control group     440,000  $ .02  $  8,800

October 26, 1995 . . . . . .  Shelton Financial, exercise warrants
                              offset to liability to control group     400,000  $ .02     8,000

February 20, 1996. . . . . .  Gary Jensen, for services                 35,000  $ .25     8,750

March 21, 1996 . . . . . . .  Continental Indoor Soccer League,
                              deposit for Anaheim Splash               400,000  $ .50   200,000

June 3, 1996 . . . . . . . .  Wilcom, Inc, 1997 mgmt fees
                              per 1996 agreement                     2,000,000  $ .06   120,000
                              Wilcom, Inc. 1997 mgmt fees              500,000  $ .15    75,000

June 17, 1996. . . . . . . .  Eva Williams, 1997  - 1998
                              Officer compensation                     750,000  $ .15  $112,500

September 25, 1996 . . . . .  Zion Company, payment on
                              Ehrenberg property                        40,000  $ .50  $ 20,000

February 5, 1997 . . . . . .  John Lee, loan fee                         1,000  $1.00     1,000

February 5, 1997 . . . . . .  Don Whittler, loan fee                     5,000  $1.00     5,000

March 4, 1997. . . . . . . .  Glenn Crotts, loan fee                    30,000  $1.00    30,000

May 8, 1997. . . . . . . . .  H.R. Colvin, loan fee                     20,000  $1.00    20,000

May 13, 1997 . . . . . . . .  MRG Enterprises, consulting fee           25,000  $ .75    18,750

May 13, 1997 . . . . . . . .  Zion Company, additional payment
                              on Ehrenberg property                     28,000  $ .75    21,000

August 6, 1997 . . . . . . .  Stephen Roberts, legal fees
                              per 1997 agreement                        60,000  $ .02     1,200


October 29, 1997 . . . . . .  Wilcom, Inc. Preferred stock
                              Conversion (1996 agreement)            3,300,000  $ .06   198,000
                              Wilcom, Inc., 1998   mgmt fees         1,000,000  $ .34   340,000

November 20, 1997. . . . . .  Don Whittler, interest on loan            11,246  $ .70     7,872

January 21, 1998 . . . . . .  Global Telecom, for purchase
                              of long distance accounts                 58,000  $ .50  $ 29,000

In addition to the above, Wilcom also exchanged some of it's shares for payment of ANC obligations:

Date . . . . . . . . . . . .  Description                            Shares     Each   Total
----------------------------  -------------------------------------  ---------  -----  --------
July 16, 1996. . . . . . . .  Stock issued
                              for investor services                    200,000  $ .30  $ 60,000
July 16, 1996. . . . . . . .  Stock issued
                              for investor services                    300,000  $ .30    90,000
August 7, 1996 . . . . . . .  Stock issued to Herman  Meinders
                              for interest on note                      10,000  $ .50  $  5,000

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

On April 21, 1997 ANC purchased 292,000 shares of restricted ANC stock from John Busby for $128,000, or $.44 per share. Mr. Busby previously purchased the stock from Wilcom in August and September 1997 for $146,000 or $.50 per share.

On April 21, 1997 ANC purchased 100,000 shares of restricted ANC stock from Jeff Holmes for $25,000, or $.25 per share. Mr. Holmes previously purchased the shares from ANC in June 1997 for $25,000.

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

REG  S  RESTRICTED  SHARES  ISSUED  FOR  CONVERTIBLE  DEBENTURES:

During the years ended June 30, 1997 and 1998 ANC issued restricted shares for convertible debentures and accrued interest:

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

SHAREHOLDER  DISPUTES

Prior to 1996, several individuals have claimed that they paid for stock they have not received. No litigation resulted from this and it has been resolved to the satisfaction of all parties.

15.     PROVISION  FOR  INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

There is no current or deferred tax expense or benefit for income taxes for the years ended June 30, 1996 and 1997. The Company realized net operating losses in 1996 and 1997.

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

At June 30, 1997 the Company has unused net operating losses of $11,400,000 expiring from 2009 through 2012. No deferred tax asset has been recorded as the Company has provided a valuation allowance in the full amount of the benefit until such time as deferred tax liabilities are realized or future earnings are considered likely.

16.   NON-CASH  TRANSACTIONS  ELIMINATED  FROM  CASH  FLOWS

BARTER  TRANSACTIONS  ELIMINATED  AT  JUNE  30:

                                                  1997          1996
                                              ------------  ------------
Property and equipment                                      $   ( 7,481)
  Valuation account                                               4,987
Barter accounts. . . . . . . . . . . . . . .  $   (15,500)      (32,980)
  Valuation account. . . . . . . . . . . . .       15,500        32,980
Investments - bartered . . . . . . . . . . .       36,706      (378,067)
  Valuation account. . . . . . . . . . . . .      (36,706)      371,400
Investments - bartered, rescinded. . . . . .     (478,684)   (1,389,625)
  Valuation account. . . . . . . . . . . . .    1,572,084       313,225
  Amortization . . . . . . . . . . . . . . .      122,000        61,000
Accounts payable - barter. . . . . . . . . .   (1,093,400)    1,093,400
Unearned phone card revenue. . . . . . . . .     (341,638)      381,567
                                              ------------  ------------

Barter transaction total . . . . . . . . . .  $  (219,638)  $   450,406
                                              ============  ============


STOCK TRANSACTIONS ELIMINATED:
                                                     1997          1996
                                              ------------  ------------
Prepaid consulting paid with stock                          $   (75,000)
Prepaid interest . . . . . . . . . . . . . .  $   (28,000)
Prepaid compensation paid with stock                            (75,000)
Anaheim Splash deposit paid with stock                         (200,000)
Accounts payable paid in stock                                  125,000
Accrued interest paid with stock . . . . . .       (5,000)
Investment fees paid with Wilcom stock                           25,000
Interest paid with Wilcom stock. . . . . . .        5,000
ANC stock issued to Wilcom                                       (8,800)
ANC stock issue to Shelton                                       (8,000)
Common stock issued. . . . . . . . . . . . .      133,269       383,050
Treasury stock purchased . . . . . . . . . .       30,000
Compensation paid with stock                                   (166,250)
Expenses paid with stock . . . . . . . . . .      (70,069)
Stock issued for convertible debentures, net      (65,200)

17.   OTHER  GAINS  AND  LOSSES

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

LOSS  ON  DISCONTINUED  OPERATIONS

As previously discussed, during fiscal 1997, ANC abandoned its investments in bartered assets, primarily real estate, including an operating motel and other leased condominium units. Fiscal 1996 operations related to property management consist of the following components:

                                                        1997        1996
                                                     ----------  ----------
Revenues                                             $ 272,000   $  83,000
Expenses:
Operating leases                                       161,000      65,000
Leasehold amortization                                 122,000      61,000
Other operating expenses                               270,000      72,000
                                                     ----------  ----------
Total expenses                                         553,000     198,000
                                                     ----------  ----------

Loss on discontinued property management operations  $(281,000)  $(115,000)
                                                     ==========  ==========

Also included are expenses related to the discontinued barter activity of approximately $23,000 in 1996 and $20,000 in 1997.

LOSS  ON  ABANDONMENTS

During fiscal 1997, ANC recorded additional losses on assets abandoned. The losses, discussed more specifically in Note 2, consist of losses on tangible personal property of approximately $78,000 and losses on real estate of approximately $1,160,000.

During fiscal 1996, ANC recorded losses on assets held but subsequently abandoned in fiscal 1997. The losses, discussed more specifically in Note 2, consist of losses on tangible personal property of approximately $47,000 and losses on real estate of approximately $64,000. During fiscal 1996 ANC also recorded a loss on the Anaheim Splash of $200,000.

18.  SUBSEQUENT  EVENTS

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Directors  and  Executive  Officers

     Mr. William P William sole Directors and sole Executive Officers of the Company is as follows:

Name                     Age  Position
-----------------------  ---  --------------------------------------
Mr. W. P. Williams, Jr.   44  Chairman of the Board,  Chief  Executive  Officer,
                              President
Eva Williams                  Secretary

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 9.A. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS:

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

                              SUMMARY COMPENSATION TABLE
                              --------------------------

                                                                   LONG TERM
                                   ANNUAL COMPENSATION            COMPENSATION
                             ------------------------------  ------------------------
                                                             Options     All Other
Name and Principal Position  Year  Salary  Commission/Bonus  (Shares)   Compensation
---------------------------  ----  ------  ----------------  --------  --------------
William P. Williams, Jr.. .  1996       -                 -         -  $   120,000(1)
President and CEO . . . . .  1995       -                 -         -  $   198,000(2)
                             ----  ------  ----------------  --------  --------------

Eva Williams. . . . . . . .  1996       -                 -         -  $   37,003 (3)
Secretary . . . . . . . . .  1995       -                 -         -              -
---------------------------  ----  ------  ----------------  --------  --------------

(1) Represents the issuance of 2,000,000 shares of ANC restricted common stock valued at $.06 per share to  Wilcom,  Inc.  pursuant to a Management Services and Consulting
Agreement  under  which  Wilcom  provided  the  executive,  management and consulting services  of  its  president,  Williams P. Williams, Jr., to ANC as Director, CEO and
president  of  the  Company  for  the  fiscal  year  ending  June  30,  1996.

(2) Represents 3,300,000  shares of New Preferred valued at $.06 per share and issued to Wilcom on June 27, 1995 for services rendered related to the reorganization of the
Company  after  dismissal  of  the 1994 bankruptcy proceeding; said shares to replace certain  stock  holdings  and  rights under contracts to acquire stock between former management  and  ANC  that  were  assigned  to  William P. Williams Jr., his wife Eva
Williams  and  to  corporations  controlled  by  them.

(3) Represents the  issuance  of 250,000 shares of ANC restricted common stock valued at $.15 per share (60% of market) to Ms. Williams as compensation for her services as
Secretary  of  the Company for the fiscal year ending June 30, 1996; and being a part of  750,000  shares of ANC restricted common stock authorized by the board on May 15,
1996 and subsequently determined to be compensation for her services as Secretary for the  three  fiscal  years  ending  June  30,  1996,  1997,  and  1998.

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

                                                                                Total
                                   Number of              Number of           Number of     Percent
Name                             New Preferred             Common               Voting      age of
                                  Shares Owned          Shares Owned          Securities    Voting
                                                                                Owned     Securities
Executive Officers and Directors:

     William P. Williams, Jr. .    3,300,000(1)  4,606,961(2)(3)(4)(5)(6)(7)   7,906,961        65.5%

     Eva Williams . . . . . . .    3,300,000(1)  4,606,961(2)(3)(4)(5)(6)(7)   7,906,961        65.5%

     Directors and Officers as
     a Group. . . . . . . . . .    3,300,000(1)  4,606,961(2)(3)(4)(5)(6)(7)   7,906,961        65.5%
     (2 persons)


    Total . . . . . . . . . . .      3,300,000                    4,606,961    7,906,961        65.5%


     5% Shareholders:


     Wilcom, Inc. . . . . . . .    3,300,000(1)  3,456,961(2)(3)(5)(6)         6,756,961        56.0%

     Shelton Financial, Inc.                                      400,000(4)     400,000         3.0%

(1)  Includes  3,300,000  outstanding New Preferred Shares owned by Wilcom, Inc., a Texas corporation that  is wholly owned by Eva Williams, wife  of  William P. Williams, Jr., the sole director, CEO and president  of ANC.  By reason of Ms. Williams' ownership of Wilcom, Inc. the New Preferred Shares are included  as  beneficially  owned  by her and are also included as beneficially owned by Mr. Williams because  of  his  relationship  to  her.  See  "Certain  Relationships  and Related Transactions" for
disclosure  of  indirect  interest  of  the  sole  Director  in  Wilcom,  Inc.

(2) Includes 516,961 shares of common stock owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.
By  reason  of Ms. Williams' ownership of Wilcom, Inc. the common shares are included as beneficially owned  by her and are also included as beneficially owned by Mr. Williams because of his relationship to  her.  See "Certain Relationships and Related Transactions" for disclosure of indirect interest of the sole Director in Wilcom, Inc.  The shares were acquired from former officers and directors of ANC in  connection  with  Mr.  Williams  assuming  control  of  ANC  in  June,  1995.

(3) Includes 440,000 shares of common stock owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.
By  reason  of Ms. Williams' ownership of Wilcom, Inc. the common shares are included as beneficially owned  by her and are also included as beneficially owned by Mr. Williams because of his relationship to  her.  See "Certain Relationships and Related Transactions" for disclosure of indirect interest of the  sole  Director  in  Wilcom,  Inc.  The  shares  were  issued on October 17, 1995 pursuant to the exercise  of  warrants  assigned  to  Wilcom  by former officers and directors in connection with Mr.
Williams  assuming  control  of  ANC  in  June,  1995.

(4) Includes  400,000  shares  of  voting  common  stock  owned  by  Shelton Financial, Inc., a Texas corporation that is wholly owned by William P. Williams, Jr., the sole director, CEO and president of
ANC and husband of Eva  Williams.  By reason of Mr. Williams'  ownership  of  Shelton  Financial  the
400,000 Shares are included as beneficially owned by him and are also included as beneficially  owned by Ms. Williams because of her  relationship  to  him.  See "Certain Relationships and Related
Transactions" for disclosure of the direct interest of the sole Director in Shelton Financial, Inc.
The shares were issued on October 26,  1995  pursuant  to  a  warrant agreement entered into between
Shelton Financial  and  ANC  in  1992.

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

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Principal Shareholders of Common Shares

     The following table sets forth shareholder's owning 10% or more of the Company's Common Stock, and the aggregate ownership of the Company's Common Stock by the officer and Director set forth as of June 30, 1997.

                            Percentage of
                Number of     Outstanding
    Name      Shares Owned   Common Stock
------------  ------------  --------------
Wilcom, Inc.     1,988,000          21.00%

Voting  -  Common  and  Preferred  Shares.

     The Company's 3.3 million outstanding Preferred A Series One Preferred Shares (the "New Preferred") are convertible into up to 3.3 million Common Shares at any time after the bid price for the Company's Common Stock has averaged more than $1.00 for thirty consecutive trading days on the NASD OTC Bulletin Board, and are entitled to 3.3 million votes until then. Including the New Preferred, and the 9,371,618 outstanding shares, significant share holdings in terms of voting authority are as follows:

OWNER                              TYPE OF SHARE VOTES       %OF VOTES
Wilcom, Inc.. . . . . . . . . . .  Common               1,988,000     15.00%
Wilcom, Inc.. . . . . . . . . . .  New Preferred        3,300,000     26.00%
                                                        ---------  ----------

TOTAL OF PREFERRED & COMMON VOTES                       5,288,000     41.00%
                                                        =========  ==========

(1) Wilcom, Inc., is a Texas corporation that is owned by the wife of the Director of the Company and is therefore related to the Company. Wilcom is the current holder of the New Preferred, which include Warrants to buy 440,000 Common Shares at $1.00 per share.

(2) See "Certain Relationships and Related Transactions" for disclosure of interests of the Director in Wilcom, Inc.

(3) See "New Preferred Share Agreement" under "Executive Compensation" above for disclosure of the control of the Company by the existing Director and certain others. To the extent the conversion of the New Preferred is achieved, management will beneficially own a major portion, and possibly all of the resulting Common Shares. At this time, the only management is the Company's Director.

(4) The New Preferred have these votes at this time and are convertible to this same number of shares of Common Stock. See "New Preferred Share Agreement" in the preceding section.

(5) 5,288,000 voting rights of the listed party is 41.70% of 12,671,618 total voting rights.

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

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)     Financial  Statements

     (1)     Independent  Auditors'  Report  relating  to:

     Balance  sheets  -  June  30,  1996  and  1997
     Statements of Operations - Years ended June 30, 1996 and 1997 Statements of Stockholders' Equity - Years ended June 30, 1996 and 1997 Statement of Cash Flows - Years ended June 30, 1996 and 1997
     Notes  to  Financial  Statements  -  Year  ended  June  30,  1997

 b)     Financial  Data  Schedules

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


AMERICAN  NORTEL  COMMUNICATIONS  INC.




By:     /S/  W. P. Williams, Jr.                         Date: December 18, 1998
        ------------------------
             W.P.  Williams, Jr.
             Director  and  Chief  Executive  Officer







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:     /S/  W. P. Williams, Jr.                         Date: December 18, 1998
        ------------------------
             W.P.  Williams, Jr.
             Director  and  Chief  Executive  Officer