Form 10QSB
period 1997-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quartely period ended September 30, 1997

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

      FOR THE TRANSITION PERIOD FROM   JULY 1, 1997 TO SEPTEMBER 30,  1997
                                       ------------    -------------------

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                    WYOMING                          87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive)


Issuer's  Telephone  Number:  (602)  945-1266

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
               FINANCIAL  DATA  SCHEDULE

                                        AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                         AS OF SEPTEMBER 30, 1997 AND 1996


                                         ASSETS
                                                                1997             1996
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $      7,286.33                         24,693.41
  Prepaid Expenses. . . . . . . . . . . . . . .        48,488.65                        150,000.00
  Intangilbe Debt Issue . . . . . . . . . . . .        28,400.00                                 -
  Accounts Receivable . . . . . . . . . . . . .       108,133.31                                 -
                                                 ----------------                   ---------------


    TOTAL CURRENT ASSETS. . . . . . . . . . . .                    $   192,308.29                       174,693.41

PROPERTY AND EQUIPMENT:
  TELECOMMUNICATIONS PROPERTY . . . . . . . . .        39,707.20                         39,707.20
LESS: Accumulated Depreciation. . . . . . . . .       (16,939.00)                       (10,939.00)
                                                 ----------------                   ---------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .                         22,768.20                        28,768.20

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .        47,977.94                      1,237,567.00
  Other Assets. . . . . . . . . . . . . . . . .        53,700.50                                 -
  Due From Related Party. . . . . . . . . . . .        99,119.69                         45,319.69
                                                 ----------------                   ---------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .                        200,798.13                     1,282,886.69
                                                                   ---------------                   --------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .                    $   415,874.62                     1,486,348.30
                                                                   ===============                   ==============


                                         LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .       331,287.44                      1,313,710.84
  Trade Accounts Payable - Other. . . . . . . .       439,327.34                                 -
  Federal Payroll Taxes Payable . . . . . . . .        39,450.46                         30,379.42
  Notes Payable . . . . . . . . . . . . . . . .       805,809.33                        675,000.00
  Accrued Interest Payable. . . . . . . . . . .       342,489.00                        267,239.00
                                                 ----------------                   ---------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .                      1,958,363.57                     2,286,329.26

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .        93,750.00                                 -
  Unearned Phone Card Revenue . . . . . . . . .        39,929.30                        381,567.30
                                                 ----------------                   ---------------

    TOTAL LONG-TERM LIABILITIES . . . . . . . .                        133,679.30                       381,567.30
                                                                   ---------------                   --------------

    TOTAL LIABILITIES . . . . . . . . . . . . .                      2,092,042.87                     2,667,896.56


                                         STOCKHOLDERS' EQUITY

  Preferred Stock . . . . . . . . . . . . . . .       198,000.00                        198,000.00
  Common Stock. . . . . . . . . . . . . . . . .    21,344,130.00                     20,931,832.00
  Treasury Stock. . . . . . . . . . . . . . . .      (270,000.00)                      (117,000.00)
  Retained Earnings(Loss) . . . . . . . . . . .   (22,948,298.25)                   (22,194,380.26)
                                                 ----------------                   ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .                     (1,676,168.25)                   (1,181,548.26)
                                                                   ---------------                   --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                    $   415,874.62                     1,486,348.30
                                                                   ===============                   ==============

                             AMERICAN NORTEL COMMUNICATIONS, INC.
                          COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                       FOR THE PERIOD ENDING SEPTEMBER 30, 1997 AND 1996


                                                  1997                         1996
                                       1ST QUARTER    YEAR TO DATE   1ST QUARTER   YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $  382,403.92    382,403.92      37,387.73    37,387.73


  COST OF SALES. . . . . . . . . . .     273,951.61    273,951.61      (5,381.36)   (5,381.36)


GROSS PROFIT . . . . . . . . . . . .     108,452.31    108,452.31      42,769.09    42,769.09

  SELLING EXPENSE. . . . . . . . . .      13,612.99     13,612.99     (10,435.32)  (10,435.32)

  GENERAL & ADMINISTRATIVE . . . . .      58,152.42     58,152.42      53,567.04    53,567.04
                                      --------------  ------------  -------------  -----------
    TOTAL EXPENSE. . . . . . . . . .      71,765.41     71,765.41      43,131.72    43,131.72

    EARNINGS (LOSS) FROM OPERATIONS.      36,686.90     36,686.90        (362.63)     (362.63)

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .              -             -              -            -
  Amortization Expense . . . . . . .      (1,249.50)    (1,249.50)             -            -
  Interest Expense . . . . . . . . .     (23,114.35)   (23,114.35)    (12,500.00)  (12,500.00)
  Loss on Abandonment. . . . . . . .              -             -     (45,970.38)  (45,970.38)
  Loss on Discountinued Operations .              -             -       5,898.07     5,898.07
                                      --------------  ------------  -------------  -----------
    TOTAL OTHER INCOME . . . . . . .     (24,363.85)   (24,363.85)    (52,572.31)  (52,572.31)

NET INCOME (LOSS). . . . . . . . . .  $   12,323.05     12,323.05     (52,934.94)  (52,934.94)
                                      ==============  ============  =============  ===========


  COMMON VOTING SHARES . . . . . . .                    9,857,770                   8,907,500

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                         STATEMENT OF CASH FLOWS
                        FOR THE PERIOD ENDED SEPTEMBER 30, 1997 AND JUNE 30, 1997


                                                                              1ST QTR        4TH QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,323.05       75,702.96
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .             -        2,000.00
      Expenses related to barter trades . . . . . . . . . . . . . . . . .             -    1,826,932.06
      (Loss)/Gain on abandonment and discontinued operations. . . . . . .             -     (150,006.00)

    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .    (52,694.47)      36,001.39
      Unearned phone card revenue . . . . . . . . . . . . . . . . . . . .             -   (1,542,603.00)
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     17,011.35       84,500.00

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .    140,542.77      (14,566.33)
      Barter payable. . . . . . . . . . . . . . . . . . . . . . . . . . .             -     (668,862.93)
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .     13,500.00       23,500.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .     (5,127.88)         505.17
                                                                           -------------  --------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .    125,554.82     (326,896.68)


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .             -               -
    Purchases of other assets . . . . . . . . . . . . . . . . . . . . . .    (24,227.44)
                                                                           -------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .    (24,227.44)              -


  CASH FLOWS FROM FINANCING ACTIVITIES
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .    (84,750.00)      84,550.00
    Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    (44,190.67)      (6,191.90)
    Proceeds from issuing common stock. . . . . . . . . . . . . . . . . .    125,728.00      297,725.00
    Purchase of treasury stock. . . . . . . . . . . . . . . . . . . . . .             -     (120,900.00)
    Intangible debt issue costs . . . . . . . . . . . . . . . . . . . . .             -               -
    Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . .   (123,750.00)      75,000.00
                                                                           -------------  --------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .   (126,962.67)     330,183.10
                                                                           -------------  --------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .    (25,635.29)       3,286.42

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .     32,921.62       29,635.20
                                                                           -------------  --------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $   7,286.33       32,921.62
                                                                           =============  ==============

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

2.   NON-MONETARY  TRANSACTIONS  (CONTINUED)

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

2.   NON-MONETARY  TRANSACTIONS  (CONTINUED)

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

5.   BARTER  ACCOUNTS  AND  INVESTMENTS  (CONTINUED)

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

8.   NOTES  PAYABLE  (CONTINUED)

CONVERTIBLE  NOTES  PAYABLE

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

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

9.   PROVISION  FOR  INCOME  TAXES  AND  DEFERRED  INCOME  TAXES  (CONTINUED)

income within the net operating loss period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At June 30, 1997 the Company has unused net operating losses of $11,400,000 expiring from 2009 through 2011. No deferred tax asset has been recorded as the Company has provided a valuation allowance in the full amount of the benefit until such time as deferred tax liabilities are realized or future earnings are considered likely.

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

LONG  DISTANCE  SERVICE  AGREEMENTS

On September 20, 1995 ANC entered into a Lightswitch Services Agreement with Electric Lightwave, Inc. ("ELI") whereby ELI agreed to provide switched services to ANC. The term of the agreement was for one year with continuation on a month-to-month basis thereafter. During the six-month "ramp-up"

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

LONG  DISTANCE  SERVICE  AGREEMENTS

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

THE  ANAHEIM  SPLASH

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

10.  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

RULE  144  RESTRICTED  SHARES  FOR  CASH

During the years ended June 30, 1996 and 1997 and subsequently ANC sold restricted shares for cash:

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

13.  OTHER  GAINS  AND  LOSSES  (CONTINUED)

LOSS  ON  DISCONTINUED  OPERATIONS

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

14.  FISCAL  1997  BARTER  TRANSACTIONS

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

14.  FISCAL  1997  BARTER  TRANSACTIONS  (CONTINUED)

BARTER  TRADE  FOR  REAL  ESTATE  -  LANTERN  BAY,  MISSOURI  CONDOMINIUMS

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

BARTER  TRADE  FOR  REAL  ESTATE  -  KENTUCKY  LOTS

On June 14, 1996 Barter Systems, Inc. agreed to accept approximately 158,000 units of domestic long distance phone time for 17 undeveloped lots in Kentucky, valued at $23,700 at $.15 per minute. The title transfer was to take place when the units were delivered. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

14.  FISCAL  1997  BARTER  TRANSACTIONS  (CONTINUED)

BARTER  TRADE  FOR  REAL  ESTATE  -  KENTUCKY  LOTS

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

15.  FISCAL  1997  NOTES  PAYABLE

On December 20, 1996 ANC entered into an agreement with Don Wittler, whereby Mr. Wittler would loan $20,000 to ANC. The loan would be made under terms of a one-year note with interest at 5% per month, payable monthly. Mr. Wittler received 5,000 shares of ANC common stock for entering into the agreement. The loan was repaid in its entirety in fiscal 1998.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

15.  FISCAL  1997  NOTES  PAYABLE  (CONTINUED)

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

DISPUTED  LIABILITIES  WITH  VENDORS

The liabilities to the following vendors are being disputed by ANC as of June 30, 1997:

Thomas & Quinlan. . . . . . . . . .  $ 93,461
E.A.I. Marketing. . . . . . . . . .    14,000
On Target Marketing, Inc. . . . . .    30,282
Records Retrieval, Inc. . . . . . .    48,138
Electric Lightwave. . . . . . . . .   175,358
                                     --------
Total disputed claims . . . . . . .  $361,239
                                     ========


RICHMOND HEIGHTS. . . . . . . . . .    15,000
CLIC INTERNATIONAL-FALL CREEK INN .    23,000
KENDAL CORPORATION - FALL CREEK INN    40,088
                                     ========

TOTAL DIPUTED CLAIMS. . . . . . . .  $439,327
                                     ========

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

16.  LONG  DISTANCE  SERVICE  AGREEMENTS

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

On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component which is calculated by multiplying the estimated purchase price by the advance component percentage is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to refuse to accept or reject acceptance of accounts and except

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

16.  LONG  DISTANCE  SERVICE  AGREEMENTS  (CONTINUED)

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

On June 24, 1997 ANC entered into a Contract of Sale with Global Telecom International, Inc. to purchase 2,400 shares of GTI plus the traffic base. ANC tendered 58,000 shares of common stock in

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

16.  LONG  DISTANCE  SERVICE  AGREEMENTS  (CONTINUED)

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

17.  COMMON  STOCK  WARRANTS

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

18.  CONVERTIBLE  DEBENTURES

In March 1997, the Company marketed $230,000 principal amount convertible redeemable debentures due March 1, 2000. Interest was 10% per annum on the face payable monthly in advance and was

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

18.  CONVERTIBLE  DEBENTURES  (CONTINUED)

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

Also under this offering, a Swiss entity, EBC Zurich AG, subscribed to debentures totaling $12,500 for which the Company received net proceeds totaling $8,800 on April 28, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($1,200) paid to Select Capital. In accordance with the

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

18.  CONVERTIBLE  DEBENTURES  (CONTINUED)

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

19.  TREASURY  STOCK  REPURCHASES

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


Results  of  Operations

Fiscal Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996.

     Revenues for Quarter Ended September 30, 1997 increased to $382,403.92 from $37,387.73 during Quarter Ended September 30, 1996. Increase in revenue is from the implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the Quarter Ended September 30, 1997 increased to $71,765.41 from $43,131.72 during Quarter Ended September 30, 1996. The increase of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

  Capital  Resources

     For the Quarter Ended September 30, 1997, ANC increased Cash Flow from Operations of $125,554.82 from $(326,896.68) for period ended June 30, 1997. Cash Flows From Investing Activities for the purchase of property plant and equipment ($24,227.44). Cash Flow From Financing Activities decrease from $330,183.10 to $(126,962.67).

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