Form 10QSB
period 1997-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quartely period ended December 31, 1997

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

      FOR THE TRANSITION PERIOD FROM   OCTOBER 1, 1997 TO DECEMBER 31, 1997
                                       ---------------    -----------------

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                     WYOMING                        87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive)


Issuer's  Telephone  Number:  (602)  945-1266

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          NONE;  NOT  APPLICABLE.

ITEM  5.     OTHER  INFORMATION.

ITEM  6:  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

ITEM  7:     EXHIBIT

     FINANCIAL  DATA  SCHEDULE

                                       AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                         AS OF DECEMBER 31, 1997 AND 1996


                                     ASSETS
                                                                1997                             1996
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $     84,042.66                        39,453.48
  Prepaid Expenses. . . . . . . . . . . . . . .       255,598.54                       150,000.00
  Intangible Debt Issue . . . . . . . . . . . .        28,400.00                        38,200.00
  Accounts Receivable . . . . . . . . . . . . .       370,930.67                        44,000.00
                                                 ----------------                    -------------


    TOTAL CURRENT ASSETS. . . . . . . . . . . .                    $    738,971.87                     271,653.48

PROPERTY AND EQUIPMENT:
  Telecommunications Property . . . . . . . . .         1,650.00                        39,707.20
  Equipment . . . . . . . . . . . . . . . . . .        38,057.20                                -
LESS: Accumulated Depreciation. . . . . . . . .       (16,939.00)                      (12,939.00)
                                                 ----------------                    -------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .                          22,768.20                      26,768.20

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .        47,977.94                     1,833,860.00
  Other Assets. . . . . . . . . . . . . . . . .        50,372.90                                -
  Due to Related Party. . . . . . . . . . . . .        80,169.69                        89,219.69
                                                 ----------------                    -------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .                         178,520.53                   1,923,079.69
                                                                   ----------------                 --------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .                    $    940,260.60                   2,221,501.37
                                                                   ================                 ==============


                                     LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .       400,640.84                       831,038.84
  Trade Accounts Payable - Other. . . . . . . .       439,327.00                       424,327.00
  Federal Payroll Taxes Payable . . . . . . . .        16,627.12                        41,596.33
  Notes Payable . . . . . . . . . . . . . . . .       763,743.33                       705,000.00
  Accrued Interest Payable. . . . . . . . . . .       355,989.00                       280,739.00
                                                 ----------------                    -------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .                       1,976,327.29                   2,282,701.17

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .        93,750.00                       292,500.00
  Unearned Phone Card Revenue . . . . . . . . .        31,929.30                     1,582,532.30
                                                 ----------------                    -------------

    TOTAL LONG-TERM LIABILITIES . . . . . . . .                         125,679.30                   1,875,032.30
                                                                   ----------------                 --------------

    TOTAL LIABILITIES . . . . . . . . . . . . .                       2,102,006.59                   4,157,733.47


                                     STOCKHOLDERS' EQUITY

  Preferred Stock . . . . . . . . . . . . . . .                -                        198,000.00
  Common Stock. . . . . . . . . . . . . . . . .    21,890,002.00                     20,829,677.00
  Treasury Stock. . . . . . . . . . . . . . . .      (270,000.00)                      (117,000.00)
  Retained Earnings(Loss) . . . . . . . . . . .   (22,781,747.99)                   (22,846,909.10)
                                                 ----------------                   ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .                      (1,161,745.99)                 (1,936,232.10)
                                                                   ----------------                 --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                    $    940,260.60                   2,221,501.37
                                                                   ================                 ==============

                              AMERICAN NORTEL COMMUNICATIONS, INC.
                           COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                        FOR THE PERIOD ENDING DECEMBER 31, 1997 AND 1996


                                                   1997                          1996
                                       2ND QUARTER    YEAR TO DATE   2ND QUARTER    YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $1,173,705.43   1,556,109.35     113,522.18    150,909.91


COST OF SALES. . . . . . . . . . . .     723,651.34     997,602.95     250,358.00    244,976.64


GROSS PROFIT . . . . . . . . . . . .     450,054.09     558,506.40    (136,835.82)   (94,066.73)

  SELLING EXPENSES . . . . . . . . .      40,173.32      53,786.31     230,276.55    219,841.23

  GENERAL & ADMINISTRATIVE . . . . .     197,019.00     255,171.42      77,572.03    131,139.07
                                      --------------  -------------  -------------  ------------
    TOTAL EXPENSES . . . . . . . . .     237,192.32     308,957.73     307,848.58    350,980.30

    EARNINGS (LOSS) FROM OPERATIONS.     212,861.77     249,548.67    (444,684.40)  (445,047.03)

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .        (430.11)       (430.11)             -             -
  Amortization Expense . . . . . . .     (14,327.60)    (15,577.10)             -             -
  Interest Expense . . . . . . . . .     (31,553.80)    (54,668.15)    (18,500.00)   (31,000.00)
  Loss on Abandonment. . . . . . . .              -              -    (150,125.78)  (196,096.16)
  Loss on Discontinued Operations. .              -              -     (39,218.66)   (33,320.59)
                                      --------------  -------------  -------------  ------------
    TOTAL OTHER INCOME . . . . . . .     (46,311.51)    (70,675.36)   (207,844.44)  (260,416.75)

NET INCOME (LOSS). . . . . . . . . .  $  166,550.26     178,873.31    (652,528.84)  (705,463.78)
                                      ==============  =============  =============  ============


  COMMON VOTING SHARES . . . . . . .     14,157,770      8,987,500

                                 AMERICAN NORTEL COMMUNICATIONS, INC.
                                        STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 1997 AND SEPTEMBER 30, 1997


                                                                             2ND QTR         1ST QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 166,550.26     12,323.05
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .             -             -

    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .   (262,797.36)   (52,694.47)
      Unearned phone card revenue . . . . . . . . . . . . . . . . . . . .     (8,000.00)            -
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .   (203,782.63)    17,011.35

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .     69,353.40    140,542.77
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .     13,500.00     13,500.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .    (22,823.34)    (5,127.88)
                                                                           -------------  ------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .   (247,999.67)   125,554.82


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .             -             -
    Purchases of other assets . . . . . . . . . . . . . . . . . . . . . .             -    (24,227.44)
                                                                           -------------  ------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .             -    (24,227.44)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,950.00    (84,750.00)
    Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    (42,066.00)   (44,190.67)
    Proceeds from issuing common stock. . . . . . . . . . . . . . . . . .    545,872.00    125,728.00
    Convertible debentures. . . . . . . . . . . . . . . . . . . . . . . .             -   (123,750.00)
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .   (198,000.00)            -
                                                                           -------------  ------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .    324,756.00   (126,962.67)
                                                                           -------------  ------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .     76,756.33    (25,635.29)

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .      7,286.33     32,921.62
                                                                           -------------  ------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $  84,042.66      7,286.33
                                                                           =============  ============

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

     Earle  F.  Waters,  Trust                      25,000
     EF  Waters  &  Eleanor  M  Waters,  Trust      25,000
                                                   -------

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


Results  of  Operations

Fiscal Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996.

     Revenues for Quarter Ended December 31, 1997 increased to $1,173,705.43 from $113,522.18 during Quarter Ended December 31, 1996. Increase in revenue is from the implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the Quarter Ended December 31, 1997 decreased to $237,192.32 from $307,848.58 during Quarter Ended December 31, 1996. The decrease of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

  Capital  Resources

     For the Quarter Ended December 31, 1997, ANC decreased Cash Flow from Operations of $(247,999.67) from $125,554.82 for quarter ended September 30, 1997. Cash Flows From Investing Activities for the purchase of property plant and equipment ($24,227.44) for quarter ended September 30, 1997. Cash Flow From Financing Activities increase from $(126,962.67) to $324,756.00.

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