Form 10QSB
period 1998-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1998-12-21
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quartely period ended March 31, 1998

  [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

       FOR THE TRANSITION PERIOD FROM   JANUARY 1, 1998 TO MARCH  31, 1998
                                        ---------------    ---------------

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                    WYOMING                          87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive)


Issuer's  Telephone  Number:  (602)  945-1266

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

          FINANCIAL  DATA  SCHEDULE

                                       AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                           AS OF MARCH 31, 1998 AND 1997

                                                 ASSETS
                                                                1998                            1997
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $    134,114.30                        29,635.20
  Prepaid Expenses. . . . . . . . . . . . . . .       125,253.88                       150,000.00
  Intangible Debt Issue . . . . . . . . . . . .        28,400.00                        28,400.00
  Cable and Wireless. . . . . . . . . . . . . .        68,638.13                                -
  Accounts Receivable . . . . . . . . . . . . .       427,681.82                        90,962.95
                                                 ----------------                  ---------------


    TOTAL CURRENT ASSETS. . . . . . . . . . . .                    $  784,088.13                       298,998.15

PROPERTY AND EQUIPMENT:
  Telecommunications Property . . . . . . . . .         1,650.00                        39,707.20
  Equipment . . . . . . . . . . . . . . . . . .        58,448.50                                -
LESS: Accumulated Depreciation. . . . . . . . .       (16,939.00)                      (14,939.00)
                                                 ----------------                  ---------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .                        43,159.50                        24,768.20

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .        47,977.94                     1,904,860.00
  Other Assets. . . . . . . . . . . . . . . . .        80,448.00                                -
  Due to Related Party. . . . . . . . . . . . .       158,669.69                        98,919.69
                                                 ----------------                  ---------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .                       287,095.63                     2,003,779.69
                                                                   --------------                   --------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .                    $1,114,343.26                     2,327,546.04
                                                                   ==============                   ==============


                                               LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .       439,488.83                       889,179.93
  Trade Accounts Payable - Other. . . . . . . .       439,327.00                       424,327.00
  Federal Payroll Taxes Payable . . . . . . . .        19,878.52                        44,073.17
  Notes Payable . . . . . . . . . . . . . . . .       708,191.90                       856,191.90
  Accrued Interest Payable. . . . . . . . . . .       369,489.00                       305,489.00
                                                 ----------------                  ---------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .                     1,976,375.25                     2,519,261.00

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .        93,750.00                       292,500.00
  Unearned Phone Card Revenue . . . . . . . . .         4,429.30                     1,582,532.30
                                                 ----------------                  ---------------

    TOTAL LONG-TERM LIABILITIES . . . . . . . .                        98,179.30                     1,875,032.30
                                                                   --------------                   --------------

    TOTAL LIABILITIES . . . . . . . . . . . . .                     2,074,554.55                     4,394,293.30

                                             STOCKHOLDERS' EQUITY

  Preferred Stock . . . . . . . . . . . . . . .                -                       198,000.00
  Common Stock. . . . . . . . . . . . . . . . .    21,919,002.00                    20,920,677.00
  Treasury Stock. . . . . . . . . . . . . . . .      (270,000.00)                     (149,100.00)
  Retained Earnings(Loss) . . . . . . . . . . .   (22,609,213.29)                  (23,036,324.26)
                                                 ----------------                  ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .                      (960,211.29)                   (2,066,747.26)
                                                                   --------------                   --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                    $1,114,343.26                     2,327,546.04
                                                                   ==============                   ==============

                              AMERICAN NORTEL COMMUNICATIONS, INC.
                           COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                          FOR THE PERIOD ENDING MARCH 31, 1998 AND 1997


                                                  1998                          1997
                                       3RD QUARTER    YEAR TO DATE    3RD QUARTER   YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $1,467,227.38   3,023,336.73     209,642.86    360,552.77


COST OF SALES. . . . . . . . . . . .     985,196.57   1,982,799.52     174,439.08    419,415.72


GROSS PROFIT . . . . . . . . . . . .     482,030.81   1,040,537.21      35,203.78    (58,862.95)

  SELLING EXPENSES . . . . . . . . .      32,655.67      86,441.98      93,544.25    313,385.48

  GENERAL & ADMINISTRATIVE . . . . .     223,345.75     478,517.07      43,770.88    174,909.95
                                      --------------  -------------  -------------  ------------
    TOTAL EXPENSES . . . . . . . . .     256,001.42     564,959.05     137,315.13    488,295.43

    EARNINGS (LOSS) FROM OPERATIONS.     226,029.39     475,578.16    (102,111.35)  (547,158.38)

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .        (830.00)     (1,260.11)             -             -
  Amortization Expense . . . . . . .     (19,668.80)    (35,245.90)             -             -
  Interest Expense . . . . . . . . .     (32,995.99)    (87,664.14)    (55,941.90)   (86,941.90)
  Loss on Abandonment. . . . . . . .              -              -     (21,493.69)  (217,589.85)
  Loss on Discontinued Operations. .              -              -      (9,868.22)   (43,188.81)
                                      --------------  -------------  -------------  ------------
    TOTAL OTHER INCOME . . . . . . .     (53,494.79)   (124,170.15)    (87,303.81)  (347,720.56)

NET INCOME (LOSS). . . . . . . . . .  $  172,534.60     351,408.01    (189,415.16)  (894,878.94)
                                      ==============  =============  =============  ============


  COMMON VOTING SHARES . . . . . . .                    14,237,016                    9,071,500

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                        STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                             3RD QTR        2ND QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 172,534.60   $ 166,550.26
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .             -              -

    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .   (125,389.28)   (262,797.36)
      Unearned phone card revenue . . . . . . . . . . . . . . . . . . . .    (27,500.00)     (8,000.00)
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .    100,269.56    (203,782.63)

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .     38,847.99      69,353.40
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .     13,500.00      13,500.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .      3,251.40     (22,823.34)
                                                                           -------------  -------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .    175,514.27    (247,999.67)


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .    (20,391.20)             -
                                                                           -------------  -------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .    (20,391.20)             -


  CASH FLOWS FROM FINANCING ACTIVITIES
    Note receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .    (78,500.00)     18,950.00
    Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . .    (55,551.43)    (42,066.00)
    Proceeds from issuing common stock. . . . . . . . . . . . . . . . . .     29,000.00     545,872.00
    Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .             -    (198,000.00)
                                                                           -------------  -------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .   (105,051.43)    324,756.00
                                                                           -------------  -------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .     50,071.64      76,756.33

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .     84,042.66       7,286.33
                                                                           -------------  -------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $ 134,114.30   $  84,042.66
                                                                           =============  =============

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

12.  CAPITAL  TRANSACTIONS  (CONTINUED)

In addition, Wilcom also exchanged some of its shares for payment of ANC obligations:

     Date                 Description            Shares   Each    Total
--------------  -------------------------------  -------  -----  -------
July 16, 1996.  Stock issued
                for investor services            200,000  $ .30  $60,000
July 16, 1996.  Stock issued
                for investor services            300,000  $ .30  $90,000
August 7, 1996  Stock issued to Herman Meinders
                for interest on note              10,000  $ .50   $5,000

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            YEAR ENDED JUNE 30, 1998

13.   OTHER  GAINS  AND  LOSSES  (CONTINUED)

LOSS  ON  DISCONTINUED  OPERATIONS

Revenues                                             $  83,000
                                                     ----------
Expenses:
  Operating leases. . . . . . . . . . . . . . . . .     65,000
  Leasehold amortization. . . . . . . . . . . . . .     61,000
  Other operating expenses. . . . . . . . . . . . .     72,000
                                                     ----------

    Total expenses. . . . . . . . . . . . . . . . .    198,000
                                                     ----------

Loss on discontinued property management operations  $(115,000)
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

DISPUTED  LIABILITIES  WITH  VENDORS

The liabilities to the following vendors are being disputed by ANC as of June 30, 1997:

Thomas & Quinlan. . . . . . . . . . .  $ 93,461
E.A.I. Marketing. . . . . . . . . . .    14,000
On Target Marketing, Inc. . . . . . .    30,282
Records Retrieval, Inc. . . . . . . .    48,138
Electric Lightwave. . . . . . . . . .   175,358
                                       --------
Total disputed claims . . . . . . . .  $361,239
                                       ========


richmond heights. . . . . . . . . . .    15,000
clic international-fall creek inn . .    23,000
kendal corporation - fall creek inn .    40,088
                                       ========

total diputed claims. . . . . . . . .  $439,327
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


Results  of  Operations

Fiscal  Quarter  Ended March  31, 1998 Compared to Quarter Ended March 31, 1997.

     Revenues for Quarter Ended March 31, 1998 increased to $1,467,227.38 from $209,642.86 during Quarter Ended March 31, 1997. Increase in revenue is from the implementation of the basic "1 Plus and (800)" long distance service.

     Expenses for the Quarter Ended March 31, 1998 increased to $256,001.42 from $137,315.13 during Quarter Ended March 31, 1997. The increase of operating expenses was a result of management's dedication to increase marketing and the customer base for the "1 plus and 800" long distance service.

  Capital  Resources

     For the Quarter Ended March 31, 1998, ANC increased Cash Flow to Operations of $175,514.27 from $(247,999.67) for quarter ended December 30, 1997. Cash Flows From Investing Activities for the purchase of property plant and equipment ($20,391.20) for quarter ended March 31, 1998. Cash Flow From Financing Activities decrease from $324,756.00 to $(105,051.43).

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