Form 10QSB
period 1995-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-01-12
CIK 875711

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  December  31,  1995

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

(1)     Yes     /  /     No  /X/          (2)     Yes  /X/     No     /  /

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

                                November 15, 1996

                        Common Voting Stock - 11,746,500

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements.

                          AMERICAN NORTEL COMMUNICATIONS, INC.
                                    INCOME STATEMENT
                       For the SIX MONTHS ended DECEMBER 31, 1995

                                         Q U A R T E R          YEAR TO DATE
                                        AMOUNT PERCENT         AMOUNT PERCENT
INCOME:
  INCOME - AIRTIME               $  59,800.00      100.00   $    64,800.00      100.00
                                  -------------  ----------  ---------------  ----------
    TOTAL INCOME                     59,800.00      100.00        64,800.00      100.00

COST OF SALES:
  COS - AIRTIME                     13,156.00       22.00        14,256.00       22.00
                                  -------------  ----------  ---------------  ----------
    TOTAL COST OF SALES              13,156.00       22.00        14,256.00       22.00
                                  -------------  ----------  ---------------  ----------
GROSS PROFIT                         46,644.00       78.00        50,544.00       78.00

EXPENSES:
  AUTOMOBILE                            254.31        0.43           392.80        0.61
  BANK & SERVICE CHARGES                 92.76        0.16           333.51        0.51
  BUSINESS PROMOTION                     26.36        0.04           227.35        0.35
  DUES AND SUBSCRIPTIONS                560.00        0.94           560.00        0.86
  COMMISSIONS                         2,025.00        3.39         3,025.00        4.67
  MEALS & ENTERTAINMENT                  32.27        0.05           300.58        0.46
  INSURANCE                             381.00        0.64           381.00        0.59
  OFFICE SUPPLIES                        73.85        0.12            73.85        0.11
  COMPUTER SUPPLIES                     642.60        1.07           642.60        0.99
  OPERATING SUPPLIES                    272.50        0.46           520.11        0.80
  PAYROLL TAXES & INSURANCE             918.00        1.54         2,081.00        3.21
  POSTAGE / FREIGHT / DELIVERY           70.95        0.12           101.45        0.16
  PROFESSIONAL FEES                       0.00        0.00        55,000.00       84.88
  RENT                                3,293.24        5.51         5,293.24        8.17
  SALARIES                           12,000.00       20.07        24,000.00       37.04
  TELEPHONE                           1,838.81        3.07         4,774.51        7.37
  TRAVEL                                479.98        0.80         2,692.88        4.16
                                  -------------  ----------  ---------------  ----------
    TOTAL EXPENSES                   22,961.63       38.41       100,399.88      154.94
                                  -------------  ----------  ---------------  ----------
    OPERATING PROFIT OR (LOSS)       23,682.37       39.59       <49,855.88>     <76.94>

OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                  <30,713.00>     <51.36>      <61,426.00>     <94.79>
  DEPRECIATION                       <1,260.00>      <2.11>       <2,520.00>      <3.89>
  STOCK TRANSFER EXPENSES            <1,526.48>      <2.55>       <5,844.21>      <9.02>
  PENALTIES/INTEREST                   <729.00>      <1.22>       <1,457.00>      <2.25>
                                  -------------  ----------  ---------------  ----------
    TOTAL OTHER INCOME & EXPENSE    <34,228.48>     <57.24>      <71,247.21>    <109.95>
                                  -------------  ----------  ---------------  ----------
NET PROFIT OR (LOSS)              $ <10,546.11>     <17.65> $   <121,103.09>    <186.89>
                                  =============  ==========  ===============  ==========

                     AMERICAN NORTEL COMMUNICATIONS, INC.
                                   BALANCE SHEET
                               As of DECEMBER 31, 1995

                                  A S S E T S
    CURRENT ASSETS:
      CASH IN BANK - NATIONAL                    $     3,399.48
                                                  ---------------
        TOTAL CURRENT ASSETS                                       $     3,399.48

    PROPERTY AND EQUIPMENT:
      EQUIPMENT                                        35,483.19
      ACCUMULATED DEPRECIATION                         <2,520.00>
                                                  ---------------
        TOTAL PROPERTY & EQUIPMENT                                      32,963.19

                                                                   ---------------
    TOTAL ASSETS                                                   $    36,362.67
                                                                   ===============

                      LIABILITIES AND STOCKHOLDERS EQUITY

    CURRENT LIABILITIES:
      ACCOUNTS PAYABLE - REGULAR                 $    91,093.53
      FEDERAL PAYROLL TAXES PAYABLE                     6,929.00
      STATE WITHHOLDING PAYABLE                           145.68
      STATE UNEMPLOYMENT PAYABLE                          189.00
      FEDERAL UNEMPLOYMENT PAYABLE                         56.00
                                                  ---------------
        TOTAL CURRENT LIABILITIES                                       98,413.21

    LONG TERM LIABILITIES:
      NOTES PAYABLE                                   675,000.00
      ACCRUED INTEREST                                249,915.00
      NOTE PAYABLE/WILCOM, INC.                        20,380.55
                                                  ---------------
        TOTAL LONG TERM LIABILITIES                                    945,295.55
                                                                   ---------------
    TOTAL LIABILITIES                                                1,043,708.76

    STOCKHOLDERS EQUITY:
      COMMON STOCK                                 20,198,157.00
      RETAINED EARNINGS                           <21,084,400.00>
      Current Earnings (Loss)                        <121,103.09>
                                                  ---------------
        TOTAL STOCKHOLDERS EQUITY                                   <1,007,346.09>
                                                                   ---------------

    TOTAL LIABILITIES & STOCKHOLDERS EQUITY                        $    36,362.67
                                                                   ===============

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

Item  5.     Other  Information.


Item  6.     Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits.

               27     Financial  Data  Sheet

          (b)  Reports  on  Form  8-K.

               No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN  NORTEL  COMMUNICATIONS,  INC.



Date:  November  15,  1996    By   /S/  W.  P.  Williams,  Jr.
                                   W.  P.  WILLIAMS,  JR.,  Director
                                   Chief  Executive  Officer