Form 10KSB
period 1998-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-01-12
CIK 875711

AMERICAN NORTEL COMMUNICATIONS, INC
                                   10-KSB 1998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K10-KSB

[X]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934
                     For the fiscal year ended JUNE 30, 1998
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from   N/A  to  N/A
                                                 -----    -----

                         Commission File Number: 1-13134

                       AMERICAN NORTEL COMMUNICATIONS INC.
           (Name of small business issuer as specified in its charter)
                 WYOMING                       87-0507851
          State of Incorporation     IRS Employer Identification Number

7201  EAST  CAMELBACK  ROAD,  SUITE  320,  SCOTTSDALE,  AZ  85251
   (Address  of  principal  executive  offices)
Issuer's  telephone  number:   (602)  945-1266

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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  4,646,222

State the aggregate market value of the voting non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
-----------------------------------------
12b-2  of  the  Exchange  Act.)

As of November 30, 1998, there were 7,155,785 common shares outstanding at a weighted average market price per share of $.15 cents at an aggregated value of $1,073,368 and total number of votes were 15,545,785.


*The  common  share  price  is  the  average  trading  price  on the NASDAQ OTC.
--------------------------------------------------------------------------------

                                     PART I
________________________________________________________________________________
ITEM  1.     Description  of  Business.

ITEM  2.     Description  of  Property.

ITEM  3.     Legal  Proceedings.

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
________________________________________________________________________________

                                     PART II

________________________________________________________________________________
ITEM  5.     Market  for  Common  Equity  and  Related  Stockholder  Matters.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM  7.     Financial  Statements  and  Supplementary  Data.

ITEM  8.     Changes  In  and  Disagreements  With  Accountants
             on  Accounting  and  Financial  Disclos-ures.
________________________________________________________________________________

                                    PART III

________________________________________________________________________________
ITEM 9. Directors and Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

ITEM  10.    Executive  Compensation.

ITEM  11.    Security  Ownership  of  Owners  and  Management.

ITEM  12.    Certain  Relationships  and  Related  Transactions.
________________________________________________________________________________

                                     PART IV

________________________________________________________________________________
ITEM  13.    Exhibits,  Financial  Statement  Schedules,  and  Reports.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

Overview

     American Nortel Communications, Inc. ("ANC" or "Company") is a reseller of 1-Plus and 1-800 long-distance telecommunications services. ANC resells to customers long distance telephone time that it purchases or leases from other long distance carriers. The Company's volume of sales grew substantially in the fiscal year ended June 30, 1998 ("Fiscal 1998") and ANC profitable during its fiscal 1998. The volume of sales has continued to increase at a substantial rate during the first two quarters of its fiscal year ending June 30, 1999 ("Fiscal 1999").

     ANC resells long distance telephone services to both small business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to others. ANC is charged for the time it beyond certain minimum requirements and in turn charges its customers a certain amount per minute. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers. Telemarketing is a recurring expense and is its sales and marketing expense. ANC out-sources its marketing efforts to telemarketers and it pays those telemarketers a certain amount for each new customer obtained. The Company does not direct-bill its customers, but rather utilizes the Local Exchange Carriers
(LEC) which provide local area telephone service to the Company long-distance custmers, for billing and collections. LECs receive a fee based upon a certain percentage of amounts collected. Management believes that the practice of billing through LECs has substantial advantages since it increases the likelihood and promptness of collections.

     ANC's method of operations has certain advantages and disadvantages. It substantially reduces its out-of-pocket expenses of such things as capital, equipment costs, rent and salaries. But it also makes ANC more dependent upon the performance of others whom it does not control, and upon its ability to contract for such services at a reasonable price. With regard to its cost of obtaining long distance time, there is presently a surplus of lines and capacity held by carriers who sell long disance usage time to ANC on a bulk basis, and ANC believes that such surplus will continue in the foreseeable future.

Competition

     The long distance telephone industry is intensely competitive. There are many large and small competitors in the industry, many of which share the same target market as ANC. Many of the Company's competitors have much larger resources, and are more established and have a larger customer base than ANC. There are also a large number of resellers, many of who operate in a manner similar to ANC. Cometition amoung resellers and other providers of long-distance services generally is conducted on the basis of price. Prices have been decreasing over the last several years, sometimes dramatically, for a variety of communication services. Customers have become more sophisticated and price conscious. They are likely to switch services when new competitor communication packages become available, and switching from one service provider to another typically has few, if any, cost implications for a customer. ANC constantly obtains new customers to replace its customer account attrition. Other sources of competition may be developing because of new offerings by telecommunication providers, such as cable television industry, Internet telephony, and voice and data communication.

Regulatory  Background

     The Company is subject to regulation by the U.S. Federal Communications Commission (the "FCC").

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

     A typical inter-LATA long distance telephone call begins with the local exchange carrier ("LEC") transmitting the call by means of its local network to a point of connection with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The IXC also charges a fee for its transmission of the call, a portion of which consists of a terminating fee which is passed on to the LEC which delivers the calls. To encourage the development of competition in the long distance market, the Decree required LECs to provide all IXCs with access to local exchange services "equal in type, quality and price" to that provided to AT&T. These so-called "equal access" and related provisions were intended to prevent preferential treatment of AT&T and to level the access charges that the LECs could charge IXCs, regardless of their volume of traffic. As a result of the Decree, customers of all long distance companies were eventually allowed to initiate their calls by utilizing simple 1 plus dialing, rather than having to dial longer access or identification numbers and codes.

     The Telecommunications Act (enacted on February 8, 1996) has significantly altered the telecommunications industry. The Decree has been lifted and all restrictions and obligations associated with the Decree have been eliminated by the new legislation. The seven RBOCs are now permitted to provide long distance service originating (or in the case of "800" service, terminating) outside the local services areas or offered in conjunction with other ancillary services, including wireless services. Following application to the FCC, and upon a finding by the FCC that the RBOC faces facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, an RBOC will be permitted to provide long distance service within its local service area, although in so doing it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas. Having opened the interexchange market to RBOC entry, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs RBOCs to allow competing telecommunications service providers, such as the Company, to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. Moreover, the Telecommunications Act prevents IXCs that serve greater than five percent of pre-subscribed access lines in the U.S., (which includes the nation's three largest long distance providers) from jointly marketing their local and long distance services until the RBOCs have been permitted to enter the long distance market or for three years, whichever is sooner. This provision of the Act is intended to give all other long distance providers a competitive advantage over the larger long distance providers in the newly opened local telecommunications market. As a result of the Telecommunications Act, long distance carriers will allow significant new competition in the long distance telecommunications market, but will also be afforded significant new business opportunities in the local telecommunications market.

     Legislative, judicial and, technology factors have helped to create the foundation for smaller long distance providers, such as the Company, to emerge as alternative long distance service. The FCC has required all IXCs to allow the resale of their services, and the Decree substantially eliminated different access arrangements as distinguishing features among long distance carriers. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. The Company believes that, as a result of digital fiber optic technology and installation of fiber optic transmission networks, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. The Company believes that resellers and the smaller long distance service providers represent a source of traffic such to carriers with excess capacity. Thus, resellers have become an integral part of the long distance telecommunications industry.

Industry  Evolution

     Resellers represent a paradox in the telecommunications marketplace. They are simultaneously an important source of revenues to the major long distance providers and yet resellers represent a risk to the product quality, reputation and pricing. Not only do long distance service resellers receive legal protection to compete with the network based major carriers, but the resellers' sale of network based carriers, excess capacity represents a source of additional traffic for such carriers. The Company believes that the three major carriers and most regional carriers have a substantial excess telecommunication transmission capacity and that the constant technological and facility upgrading will continue, with resultant excess capacity in there carriers' network for the foreseeable future.

     Resellers primarily exist due to their ability to offer substantially discounted long distance toll rates, and increasingly, discounted calling card rates and other discounted services, to their prime target markets, which are small and medium sized businesses. The main target market for most resellers is not as profitable as other markets for wholesale or major carriers to serve and the major carriers have focused on the larger businesses, generally those who are currently paying less than $25,000 a month in long distance charges.

     Traditionally, many resellers originated as customer base groups or aggregators of customers, and their operations generally are marked by relatively low overhead and low capital investment in property, plant & equipment. Resellers often offer services that larger carriers are not prepared to offer, such as customized location billing, non-telecom billing services, international call-back, customized calling cards, multiple carrier service at single locations with single invoices, and split dedicated service. Although there is an existance of some regulatory barriers, the costs of overcoming these are low. With low entry barriers, a significant portion of the telecommunications market is still open to significant competition on a price and service basis. To date, resellers have been able to quickly build sizable customer bases on marketing and telemarketing strengths. In many cases rapid growth has strained some reseller's ability to manage their growing revenues and their general business enterprise. Therefore, their ability to attract capital to finance receivables, improve facilities and equipment, and develop management and systems infrastructure, will be the difference between resellers that survive as independent companies and those that will merge or be acquired.

     The Company believes that the major carriers and some of the regional carriers will continue to derive a portion of their revenues from their wholesalers and resale market sales, since resellers can currently serve their target market at a price that the major or regional carrier cannot or will not provide. The Company believes that opportunities for future growth of its business exists in high gross profit product/service area segments, including prepaid calling cards, international services, cellular and wireless services, video and data transmission, web-sight and internet-access, 800 number service, voice mail and electronic mail. As a result, the Company expects that the number of call minutes billed by resellers will continue to rise at an annual rate that, measured on a percentage basis, is substantially greater than the number of call minutes billed by the major carriers. Within the resale market as a whole, switchless resellers, such as the Company, appear to have experienced in recent periods a higher percentage growth than have facilities-based carriers in all the segments previously mentioned. However, more switchless resellers will become facilities-based as they acquire small companies and as their traffic increase in geographic zones, which will increase their ability to purchase or lease a switch. More traffic flowing in a given area would enhance a reseller's ability to make a switch economically viable and more profitable for that geographic zone. Should this trend continue, there would be substantially fewer resellers that are switchless in the next five to ten years.

Service  and  Products

     The Company offers a basic 1 plus and 800 long distance services. ANC is successful as a provider of these basic services because of the volume discounts it has been able to negotiate with its underlying carriers.

     The Company charges its customers on the basis of minutes or partial minutes of usage at rates which vary with the distance, duration, time of day of the call, and type of call. Rate charges for a call are not affected by the particular transmission facilities selected for the call transmission, but are affected by the type of call a user may select. All billing is done through the local exchange carrier ("LEC"). The Company offers a flat-rate long distance calling service throughout the United States; these providers' rates usually are the same per minute rate regardless of the call's origin or destination. Billing occurs in six-second increments.

Marketing  Strategy

     The Company intends to increase market share in each market it serves through the acquisition of strategic competitive firms providing value-added services to the core businesses of the Company. The Company is not presently a party to any agreement respecting an acqusisiton, nor has the Company completed any such acquisition. Marketing tactics will be employed to not only conserve resources, but to increase credibility and visibility in the targeted marketplace. Strategic planning to be used includes editorial coverage in industry specific media along with general interest publications.

     The Company plans to promote value-added services or product areas that will be the focus of the Company's marketing strategy. By providing customized systems and value-added services, the Company can also provide many of the regular long distance products that are tied into the system without excessively discounting the price of the long distance. However, a discount for the long distance will generally be used to promote the sale of long distance services along with the value-added products and services. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers. Telemarketing is a recurring expense and is its sales and marketing expense. ANC out-sources its marketing efforts to telemarketers and it pays those telemarketers a certain amount for each new customer obtained.

Delinquent  Filing  of  SEC  Reports  and  Inadequacies  of  Disclosures

     ANC failed to timely file with Securities and Exchange Commission ("SEC") its periodic reports, including its annual reports on Form 10KSB for fiscal 1998, and its Form 10QSB reports for its 1999 fiscal year, quarter ended September 30, 1998. The Company intends to shortly complete the filing of all the required periodic reports.

     During the time in which ANC failed to file reports it was engaged in the sale of stock and other securities. These securities sales are described in note 13 to the Company's financial statements included elsewhere in this report. Certain of these securities were resold to investors under Rule 144 and Regulations S exemptions. In connection with these sales, ANC provided certification to such investors that all required disclosures had been made. An active over-the-counter trading market has existed for ANC stock. Investors have been buying and selling in this market without the information which is included in this report.


ITEM  2.     DESCRIPTION  OF  PROPERTY

Leases

     The Company's offices are located in Scottsdale, Arizona. The Company leases 1700 square feet of office space leased having completed on a month to month basis for approximately $25,000 annually. The Company is presently reviewing available office space in the Phoenix, Arizona metropolitan area, and expects to lease new office space in the near future. The Company has approximately ten full-time equivalent employees as of December 31, 1998.

ITEM  3.     LEGAL  PROCEEDINGS

ANC  has  been  named  as  defendant  in  the  following:

CLIC International Corporation vs. W.P. & Eva Williams, d.b.a. ANC - The suit, claiming damages in an amount less than $30,000, is related to a barter trade of phone cards for light bulbs for the Fall Creek Inn, was filed during fiscal 1997. The suit is pending. The suit is discussed in Footnote 11 to the Company's financial statements included at Item 7 of this report ("the Financial Statements").

KPMG Peat Marwick vs. Certified Surety Group, Ltd. and ANC - The suit, claiming damages in the amount of $30,000 is for services rendered by KPMG related to its audit of the June 30, 1993 ANC financial statements. The suite is discussed in Footnote 11 to the Financial Statements.

Kendel  Corp.  vs.  ANC  -  The suit is discussed in Footnote 2 to the Financial
Statements, under the caption "Fall Creek Inn". The lessor repossessed the property on January 31, 1997 and filed suit for breach of contract and recovery of damages. A default judgment was initially entered, granting Plaintiff rent, possession and damages in excess of $3,000,000. A motion to set the default judgment aside was successful and there has been no appeal. The Court ordered that possession be permanently transferred to the Plaintiff leaving the Plaintiff in possession and full ownership, with ANC no longer having an interest in the property. The case is still pending on the issue of damages. Neither party has conducted discovery on the damages issue to date.

Lantern Bay, Inc. and Richmond Heights vs. ANC - The suit is discussed in Footnote 2 to the Financial Statements, under the caption "Palace View". The Lantern Bay portion of this suite was settled in Fiscal 1998 for $15,000 paid by ANC.

Records Retrieval vs. ANC - The suit is in Note 11 of the Fianncail Statements. The suit was settled in Fiscal 1998 for approximately $42,000 paid by ANC.

Hartzog Conger Cason vs. ANC - The suit is discussed in Note 9 of the Financial Statments. Between 1991 and 1992, ANC issued promissory notes in an aggregate amount of $675,000. ANC is delinquent on paying the principal and interest amounts due under the note terms. The note holders have filed suit against ANC and the surety company. Certain of the note holders have received judgment and others are pending. On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876, including interest at 9% per annum. The claim of Express Services is pending with no current trial setting. However, it is anticipated that judgment will be entered in favor of Express Services, Inc. for all amounts claimed due and owing. A claim on the Eason note has not yet been asserted but ANC anticipates that at some point suit will be filed and judgment will be established for all amounts (approximately $400,000) claimed due.

     In 1996, ANC was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of ANC. The Securities Division will neither confirm nor deny that an investigation is proceeding, and the Securities Division advised ANC that any investigation, which would be in the preliminary stages, would be kept confidential and not necessarily be any indicator of wrongdoing. ANC has had no further contact from the Division since November 3, 1997.

     In addition to the foregoing, ANC is a party to legal proceedings and other various claims and law suits in the normal course of its business which, in the opinion of the Companies management, are not individually or collectively material to its business.

Long  Distance  Service  Agreements

     In March 1996, ANC entered into an Agreement with Vancouver Telephone Company ("VTC") whereby ANC provided long-distance services to VTC through its carrier, ELI. Through June 30, 1996 VTC had paid approximately $6,000 to ANC under the agreement and an additional $14,000 through November 1996. The fiscal 1996 revenue was greater than 10% of the revenues of ANC.

     On December 9, 1996 ANC entered into a Billing Services Agreement (One Plus (1+)) with Integretel Incorporated ("IGT") whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renewed on December 9, 1998, as neither party had given notice of terminations prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company's transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement. IGT is the only provider of this service to the Company.

     On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component, which is calculated by multiplying the estimated purchase price by the advance component percentage, is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to refuse to accept or reject acceptance of accounts and except for the right of IGT to charge back amounts to ANC under certain circumstances, the sale of accounts is without recourse and IGT assumes the full credit risk. Certain charge backs and fees are recourse obligations of ANC. IGT maintains both Non-recourse and Recourse accounts comprising the Combined account for ANC. The maximum purchase obligation of IGT to ANC was set at $700,000 when the agreement was entered into in December 1996. This amount was subsequently increased to $3,000,000 as of March 31, 1998.

     On January 9, 1997 ANC entered into a Carrier Transport Switched Services Agreement with LDC. In accordance with the agreement, ANC granted a security interest in certain assets of ANC which include all right, title, and interest in the customer lists, accounts receivable, customer and account contracts, and all rights relating to such contracts serviced by the agreement and all present and future accounts receivable attributable to such customer accounts including the proceeds of any sale, transfer or incumbrance thereof and all awards or payments related thereto. The security interest granted was documented in a Security Agreement between ANC and LDC on January 9, 1997.

     On April 24, 1997 ANC entered into a Reseller Agreement with Total Network Services, a division of Cable and Wireless. The agreement, which runs for an initial duration of 24 months, provides for minimum monthly payments for service of $10,000, $30,000 and $40,000 in the 2nd, 3rd and 4th months respectively after service initiation and $50,000 thereafter through the term of the agreement. Through June 30, 1998, the Company's actual utilization has exceeded the minimums. Total Network Services is currently the only provider of this service to the Company.

     On June 24, 1997 ANC entered into a Contract of Sale with Global Telecom International, Inc. to purchase the GTI traffic base. ANC tendered 58,000 shares of common stock in January 1998 to consummate this transaction. On September 11, 1997 the agreement was amended from a price of $.34 per share to $.50 per share.

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 1998.

                                     PART II

ITEM  5.      MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     ANC common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-Dealer Quotation System ("Electronic Bulletin Board") under the symbol "ARTM".

     The following table sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock. These quotations are believed to represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

        1998                      $HIGH BID  $LOW BID
Quarter ended June 30, 1998. . .        .59       .25

Quarter ended March 31, 1998 . .        .77       .48

Quarter ended December 31, 1997.        .94       .54

Quarter ended September 30, 1997        .87       .37


        1997
Quarter ended June 30, 1997 . .        1.37       .37

Quarter ended March 31,.1997. .        1.12       .12

Quarter ended December 31, 1996        1.31       .37

Quarter ended September 30,.1996       2.37       .68


     At June 30, 1998, there were 13,845,016 shares of Common Stock of the Company outstanding.

     The Company has never paid dividends on any of its shares. As a result of the large accumulated deficit, no payment of dividends may be paid until profits are earned. The terms of debt instruments do and will limit the payment of dividends on Common Stock. The Transfer Agent and Registrar for the Company is American Stock Transfer.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage rapid growth; litigation; changes in regulations; competition in the long distance telecommunications market; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in offering additional communications products and services.

     In the fiscal year end June 30, 1998, the Company provided long distance service as a reseller. ANC's focus on long distance service has become a profitable segment, and continues to provide quality telecommunications services for its customers. ANC has been able to negotiate a one-rate for Local Access Transport Areas LATAs, which has been successful and made the Company competitive in larger target-marketed areas. ANC anticipates continued profitability in this business segment and growth within its other telecommunication segments.

     In  June  1997,  ANC  entered  into  a Contract of Sale with Global Telecom
International, Inc. to purchase the GTI traffic base. ANC acquired Global Telecom's GTI traffic base in an acquisition and tendered 58,000 shares of common stock in ANC. This acquisition has enabled ANC to provide service to a larger target market and has increased profitability.

Results  of  Operations

Fiscal  Year  End  June  30,  1998  Compared  to  Fiscal Year End June 30, 1997.

     Revenues for the Fiscal 1998 increased to $4,646,222 from $728,127 during Fiscal 1997. The increase in revenue is from the implementation of the basic 1 Plus and 800 long distance service. The Company has purchased new accounts and has increased the Company's customer base through the use of outside telemarketers which in turn, has significantly increased their revenues.

     Selling expenses for Fiscal 1998 decreased to $207,716 from $236,510 during Fiscal 1997. The decrease in selling expenses was a result of the decrease in marketing costs expended by the company. The Company was able to negotiate a lower cost per customer throught their telemarketing out-sourced.

     General and administrative expenses for Fiscal 1998 increased to $1,574,193 from $340,917 during Fiscal 1997. The increase was a result of increased cost of billing charges through the LEC and the Company's expansion in pricing and billing.

     Interest Expense for the Fiscal 1998 decreased to $107,522 from $112,611 during Fiscal 1997. The decrease in interest expense was a result of the decease in servicing debt commitments.

     Net earnings for the Fiscal 1998 were $466,459 was a result of the Company's efforts to acquire new customers, which resulted in net earnings for the year.

Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Cash provided by operating activities increased for Fiscal 1998 by $911,903. The principle source of revenue is generated from the sales of long distance service to the Company's customers.

ANNUAL  RESULTS  OF  OPERATIONS

                       ---------------  --------------
                       JUNE 30, 1998    JUNE 30, 1997
                       ---------------  --------------
Current Assets. . . .  $      794,631         224,644
---------------------  ---------------  --------------

Current Liabilities .       1,780,256       1,853,639
---------------------  ---------------  --------------
Stockholders' Deficit
                       $     (856,160)     (1,814,219)
                       ---------------  --------------

Capital  Resources

     Cash flows used by investing activities decreased to $27,738 for Fiscal 1998 from $38,200 for Fiscal 1997. The Company purchased new computer equipment to upgrade and replace incompatible equipment to adhere to internal requirements for the Year 2000. In Fiscal 1997 the Company issued convertible debentures and incurred debt issued costs.

     Cash flows used for financing activities increased to ($303,650) in Fiscal 1998 from $420,682 in Fiscal 1997. This increase is attributable to a pay-down of debt commitments. This includes payments on notes payable and repayments to control group.

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

     The Company successfully placed the $230,000 debenture with Canadian Advantage LP, Thomson Kernaghan & Co, Ltd, the general partner. The debenture, dated April 8, 1997, resulted in the receipt of $201,500 net funds. The debenture did not provide for issuance at a discount. The difference between the face amount and the net funds received was for a 12% ($28,500) finders fee paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the general partner requested conversion of $75,000 to common stock on May 30, 1997 at $.42 per share, $80,000 on July 7, 1997 at $.28125 per share and $75,000 on August 7, 1997 at $.2429. The Company honored the May 30 and July 7 conversions issuing a total of 483,341 shares which included 9,838 shares for interest totaling $3,047. The August 7 conversion had not yet been honored by the Company at June 30, 1998, leaving a remaining debenture balance of $75,000 plus accrued interest. The conversion was honored on August 19, 1998 issuing of total of $308,769 shares totaling $75,000 plus accrued interest.

     Under this offering, a Netherlands entity, De Affiliatie B.V., subscribed to debentures totaling $62,500, for which the Company received net proceeds totaling $44,000 on May 29, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($6,000) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $31,250 to common stock on July 17, 1997 at $.30 per share which was subsequently honored during fiscal 1998 by the Company resulting in the issuance of 104,167 shares of common stock. The remaining unconverted debenture balance is $31,250 plus accrued interest.

     Also under this offering, a Swiss entity, EBC Zurich AG, subscribed to debentures totaling $12,500 for which the Company received net proceeds totaling $8,800 on April 28, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($1,200) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $12,500 to common stock on June 23, 1997 at $.325 per share which was subsequently honored during fiscal 1998 by the Company resulting in the issuance of 29,762 shares of common stock. There is a disputed balance of 5,952 shares, which the investor claims is due based on a disputed differential in the conversion price per share.

Settlement  of  Notes  and  Interest

     ANC is delinquent on paying the principal and interest amounts due from 1993 pre-bankruptcy notes payables. The note holders have filed suit against ANC and the surety company. On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876 including interest at 9% per annum.

     A judgment in favor of Express Services, Inc. for all amounts claimed due and owing was granted in September 1998. A claim on the Eason note has not yet been asserted but ANC counsel anticipates that at some point suit will be filed and judgment will be established for all amounts claimed due. The Court determined that interest is payable at the 9% rate specified in the agreement without penalty. ANC is attempting to negotiate the retirement of the other notes. After Fiscal 1998, ANC has made payments on these notes.

Year  2000

     The Company and its service provider utilize software, which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. ANC management and IGT service providers are taking steps to modify their equipment and software programs.

     The Year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems. ANC is assessing the readiness for its systems for handling the Year 2000. Currently the Company has purchased information systems internally to comply with the requirements for the Year 2000. Management currently believes that all material systems will be compliant for the year 2000 and the cost to address the issues is not material. The Company's service provider IGT has assured ANC that their information systems are Year 2000 complaint in all material effects.

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

ITEM  7.     FINANCIAL  STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


Board  of  Directors  and  Stockholders
American  Nortel  Communications,  Inc.
Scottsdale,  Arizona

We  have  audited  the  accompanying  balance  sheets  of  American  Nortel
Communications, Inc., (the "Company"), as of June 30, 1998 and 1997 and the related statements of operations, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Nortel Communications, Inc. as of June 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Significant material contingencies exist as of June 30, 1998 and are more fully described in Note 11. Significant contingencies result from the issuance of common stock to the Company's management and other third parties, default on debt obligations, and the Company's delinquency in its public filings.

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


/s/  LaVoie,  Clark,  Charvoz  &  May,  P.C.

Tucson,  Arizona
December  10,  1998


                             AMERICAN NORTEL COMMUNICATIONS, INC.
                                        BALANCE SHEETS
                                                                      As  of  June  30,
                                                              --------------------------------
ASSETS                                                             1998             1997
------------------------------------------------------------  ---------------  ---------------
Current Assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      147,524   $       32,922
Trade accounts receivable - Note 3 . . . . . . . . . . . . .         551,194           54,961
Prepaid expenses - Note 4. . . . . . . . . . . . . . . . . .          95,913          136,761
                                                              ---------------  ---------------
  Total Current Assets . . . . . . . . . . . . . . . . . . .         794,631          224,644

Property and Equipment, net - Note 5 . . . . . . . . . . . .          37,328           22,768

Other Assets:
Advances  to control group,  net - Note 12 . . . . . . . . .         163,020           14,370
Investments acquired through barter, net - Note 6. . . . . .           6,667            6,667
Intangible assets. . . . . . . . . . . . . . . . . . . . . .          16,200           28,400
                                                              ---------------  ---------------
  TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $    1,017,846   $      296,849
                                                              ===============  ===============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
------------------------------------------------------------
Liabilities:
Current Liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . . . .  $      253,077   $      190,745
Disputed claims - Note 7 . . . . . . . . . . . . . . . . . .         439,327          439,327
Accrued payroll taxes. . . . . . . . . . . . . . . . . . . .           9,863           44,578
Accrued interest - Note 9. . . . . . . . . . . . . . . . . .         382,989          328,989
Notes payable - Note 9 . . . . . . . . . . . . . . . . . . .         695,000          850,000
                                                              ---------------  ---------------
  Total Current Liabilities. . . . . . . . . . . . . . . . .       1,780,256        1,853,639

Unearned Phone Card Revenues . . . . . . . . . . . . . . . .                           39,929

Convertible Debentures - Note 10 . . . . . . . . . . . . . .          93,750          217,500
                                                              ---------------  ---------------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . .       1,874,006        2,111,068

Commitments and Contingencies - Note 11

Stockholders' Deficiency - Note 13:
Preferred Stock, 3,300,000 shares issued and outstanding
  during 1997 and 0 shares outstanding during 1998 . . . . .                          198,000
Common Stock, no par value; 50,000,000 shares authorized;
13,911,874 and 9,830,476 shares issued and 13,845,016 and
9,371,618 shares outstanding for 1998 and 1997, respectively      21,755,002       21,218,402
Accumulated Deficit. . . . . . . . . . . . . . . . . . . . .     (22,494,162)     (22,960,621)
Treasury Stock . . . . . . . . . . . . . . . . . . . . . . .   (     117,000)   (     270,000)
                                                              ---------------  ---------------
  TOTAL STOCKHOLDERS' DEFICIENCY . . . . . . . . . . . . . .   (     856,160)    (  1,814,219)
                                                              ---------------  ---------------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY . . . . . .  $    1,017,846   $      296,849
                                                              ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS

                                                  Years  Ended  June  30,
                                              -----------------------------
                                                  1998            1997
                                              -------------  --------------
REVENUES:
--------------------------------------------

Long-distance telecommunications . . . . . .  $  4,646,222   $     728,127

Cost of long-distance services . . . . . . .     2,285,216         689,660
                                              -------------  --------------

  Gross Profit . . . . . . . . . . . . . . .     2,361,006          38,467

EXPENSES:
--------------------------------------------

Selling. . . . . . . . . . . . . . . . . . .       207,716         236,510
General and administrative . . . . . . . . .     1,574,193         340,917
Interest . . . . . . . . . . . . . . . . . .       107,522         112,611
Other. . . . . . . . . . . . . . . . . . . .         5,116
                                              -------------  --------------

                                                 1,894,547         690,038
                                              -------------  --------------

  INCOME (LOSS) FROM CONTINUING OPERATIONS .       466,459    (    651,571)

Discontinued Operations:
Operating loss from discontinued operations.                   (   300,990)
Gain from canceled phone cards . . . . . . .                     1,371,283
Loss on abandoned assets . . . . . . . . . .                   ( 1,237,898)
                                              -------------  --------------

  Income (Loss) Before Income Tax Benefits .       466,459    (    819,176)

Income Tax Benefits - Note 14

NET INCOME (LOSS). . . . . . . . . . . . . .  $    466,459   $  (  819,176)
                                              =============  ==============

BASIC EARNINGS (LOSS) PER SHARE:
From Continuing Operations . . . . . . . . .  $       0.04   $       (0.07)
                                              =============  ==============

Net Earnings (Loss) Per Share. . . . . . . .  $       0.04   $       (0.09)
                                              =============  ==============

Weighted Average Shares Outstanding. . . . .    11,026,781       8,903,364
                                              =============  ==============

DILUTED EARNINGS (LOSS) PER SHARE:
From Continuing Operations . . . . . . . . .  $       0.04   $       (0.07)
                                              =============  ==============

Net Earnings (Loss) Per Share. . . . . . . .  $       0.04   $       (0.09)
                                              =============  ==============

Weighted Average Shares Outstanding. . . . .    12,440,294       8,903,364
                                              =============  ==============

   The accompanying notes are an integral part of these financial statements.


                                             AMERICAN NORTEL COMMUNICATIONS, INC.
                                            STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                   Preferred Stock             Common Stock           Accumulated    Treasury
                                               ------------------------  --------------------------
                                                  Shares       Amount       Shares        Amount        Deficit       Stock
                                               ------------  ----------  ------------  ------------  -------------  ----------

Balances at July 1, 1996. . . . . . . . . . .    3,300,000   $ 198,000     8,769,500   $20,840,832   $(22,141,445)

Shares issued for cash                                                       272,000       244,301

Shares redeemed                                                                                                     $(300,000)

Shares tendered for stock sold                                                             (30,000)                    30,000

Shares issued for assets                                                      68,000        41,000

Shares issued to investment advisors                                          25,000

Shares issued for interest expense                                            58,546        57,069

Shares issued for convertible debentures, net                                178,572        65,200

Shares previously issued to related party, tendered for shares sold by ANC for $25,000, proceeds distributed to related party

Net loss                                                                                                 (819,176)
                                               ------------  ----------  ------------  ------------  -------------  ----------

Balances at June 30, 1997 . . . . . . . . . .    3,300,000   $ 198,000     9,371,618   $21,218,402   $(22,960,621)  $(270,000)

Shares issued for convertible debentures, net                                436,152       123,750

Shares issued for services                                                    60,000         1,200

Shares issued for management fees                                          1,000,000       340,000

Shares issued for interest expense                                            11,246         9,850

Shares issued for assets                                                      58,000        29,000

Amortization of debt issue costs                                                           (12,200)

Preferred stock converted to common . . . . .   (3,300,000)   (198,000)    3,300,000       198,000

Treasury stock canceled                                                     (392,000)     (153,000)                   153,000

Net income                                                                                                466,459
                                               ------------  ----------  ------------  ------------  -------------  ----------

Balances at June 30, 1998 . . . . . . . . . .  $                         $13,845,016   $21,755,002   $(22,494,162)  $(117,000)
                                               ============  ==========  ============  ============  =============  ==========

   The accompanying notes are an integral part of these financial statements.

                           AMERICAN NORTEL COMMUNICATIONS, INC.
                                 STATEMENTS OF CASH FLOWS

                                                              Years Ended June 30,
                                                         --------------------------------
                                                              1998             1997
                                                         ---------------  ---------------
CASH FLOWS FROM OPERATIONS
-------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . .  $      466,459   $   (  819,176)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operating activities:
Depreciation and amortization . . . . . . . . . . . . .          96,294            8,000
Expenses paid with common stock . . . . . . . . . . . .         349,850           70,069
Loss on sale of assets. . . . . . . . . . . . . . . . .           5,875
Other gain from bartered phone cards. . . . . . . . . .                       (  219,638)
Changes in assets and liabilities:
Trade accounts receivable . . . . . . . . . . . . . . .        (496,233)     (    54,961)
Unearned phone cards. . . . . . . . . . . . . . . . . .       (  39,929)
Prepaid expenses. . . . . . . . . . . . . . . . . . . .       (  17,943)          41,239
Accounts payable. . . . . . . . . . . . . . . . . . . .          62,332      (    29,566)
Disputed claims . . . . . . . . . . . . . . . . . . . .                          439,327
Accrued payroll taxes . . . . . . . . . . . . . . . . .         (34,715)          18,543
Accrued interest. . . . . . . . . . . . . . . . . . . .          54,000           80,250
                                                         ---------------  ---------------
  Net Cash Provided By (Used For) Operating Activities.         445,990     (    465,913)
                                                         ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
-------------------------------------------------------
Purchase of property and equipment. . . . . . . . . . .     (    27,738)
Purchase of intangible assets . . . . . . . . . . . . .                    (      38,200)
                                                         ---------------  ---------------
  Net Cash Used For Investing Activities. . . . . . . .     (    27,738)   (      38,200)
                                                         ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
-------------------------------------------------------
Proceeds from issuance of notes payable . . . . . . . .                          175,000
Proceeds from issuance of convertible debentures. . . .                          292,500
Payments on notes payable . . . . . . . . . . . . . . .        (155,000)
Loans from control group. . . . . . . . . . . . . . . .          48,500           68,200
Repayments to control group . . . . . . . . . . . . . .     (   197,150)   (      59,319)
Common stock issued for cash. . . . . . . . . . . . . .                          244,301
Treasury stock purchases. . . . . . . . . . . . . . . .                     (    300,000)
                                                         ---------------  ---------------
  Net Cash Provided By (Used For) Financing Activities.     (   303,650)         420,682
                                                         ---------------  ---------------

CASH AND CASH EQUIVALENTS
-------------------------------------------------------
Increase (decrease) in cash . . . . . . . . . . . . . .         114,602       (   83,431)

Cash at beginning of year . . . . . . . . . . . . . . .          32,922          116,353
                                                         ---------------  ---------------

Cash at end of year . . . . . . . . . . . . . . . . . .  $      147,524   $       32,922
                                                         ===============  ===============

Cash paid during the year for interest. . . . . . . . .  $       19,800   $
                                                         ===============  ===============

   The accompanying notes are an integral part of these financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  1998  AND  1997

1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

NATURE  OF  OPERATIONS

The Company has existed in various forms since 1979 and has evolved from a mining exploration and development business to a telecommunications business. The Company has been known as American Nortel Communications, Inc. ("ANC") since 1992 and became a Wyoming corporation in 1993. ANC currently operates only in the telecommunications business, providing long distance telephone service as a reseller in combination with additional related services in the United States and a number of foreign countries.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments,
-------------------------
having a maturity of three months or less when purchased to be cash equivalents.

Revenue  Recognition  -  Phone  Card  Revenue  -  Generally  accepted accounting
---------------------------------------------
principles  ("GAAP") require the deferral of revenue to match the future cost of
-------
providing service. Accordingly, deferred revenue from the prepaid phone cards which were bartered and sold and expiring within 18 to 24 months of issuance, is recognized as revenue when the units of time on the cards are used.

During the 1998 and 1997 fiscal years, management committed ANC to provide approximately 0 and 4,661,000 units of time, respectively. Committed units related primarily to barter trades. Committed units related to cash sales were nominal.

ANC issued approximately 0 and 8,897,000 units of time during 1998 and 1997, respectively. As units were issued, the liability for committed units was reduced and recorded as unearned revenues. Issued units could not be used until the Company activated the card PIN numbers. Cards were issued related to the barter transactions for which the PIN numbers were never activated.

As the issued and activated units were utilized, unearned revenues were reduced and recorded as earned revenues. Approximately 0 and 1,260,000 activated units were utilized during fiscal 1998 and 1997, respectively, resulting in generated revenues of $0 and $171,000 in 1998 and 1997, respectively. During 1997, the service was suspended and the related barter transactions rescinded by ANC management. As a good faith gesture, ANC agreed to provide limited service through another vendor until June 30, 1998. As of June 30, 1998 the program expired and was terminated with the service provider.
All remaining units in excess of those utilized in fiscal 1998, were recorded as gain at the end of fiscal 1997, since these revenues did not relate to service provided and originated from barter transactions which were rescinded during that year.

Revenue  Recognition  - Long-Distance Service - Revenue is recorded when service
---------------------------------------------
is rendered, which is measured when a long-distance call is completed and is recorded net of an allowance for certain revenues which the Company estimates will be refunded, rebated, uncollectable or unbillable.

Cost  Recognition  - Phone Card Units - Costs are incurred and recognized as the
-------------------------------------
units are utilized by the purchaser. Costs related to providing the recognized service revenues amounted to approximately $0 and $222,000, respectively, in 1998 and 1997. Production costs of unissued cards are not considered significant enough to record as a prepaid expense.

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Marketing  Costs  -  Direct response marketing costs, primarily incurred through
----------------
contracted telephone solicitation of prospective accounts are deferred and amortized over the average life of the new accounts generated in subsequent periods, which is normally six months.

Income  Taxes  -  The  provision for income taxes includes deferred income taxes
-------------
resulting from temporary differences in the recognition of certain income and expense items for financial reporting purposes in different periods than for tax purposes. The Company calculates its income tax provision and deferred income taxes under SFAS 109.

The Company uses the flow-through method of accounting for investment tax credits.

Fair  Value  Of  Financial Instruments - The carrying amounts for cash, accounts
--------------------------------------
receivable, advances to control group, accounts payable and accrued liabilities approximate their fair value due to the short maturity of these instruments. The fair value of notes payable and convertible debentures are determined based on the Company's estimated current rates to enter into similar financial instruments. The Company has determined that the recorded amounts approximate fair value.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectibility of receivables, impairment of long -lived assets, estimated liabilities for litigation settlements and disputed claims, and the valuation allowance for deferred tax assets.

BARTER  TRADES

In December 1995, ANC began trading long distance phone time for other assets. The Company has recorded the trades at the lower of the wholesale price of $.15 per unit value or estimated net realizable value of the property received in the following exchanges.

FISCAL  1997  BARTER  TRANSACTIONS

2.     NON-MONETARY  TRANSACTIONS

Barter  Trade  for  Real  Estate  -  Grand  Cayman  Lots
--------------------------------------------------------
On May 3, 1996 Caribbean Realty Management, Ltd. agreed to accept 1,800,000 units of domestic long distance phone time for eight undeveloped lots on the Grand Cayman Island, valued at $270,000 at $.15 per minute. The units were to be ordered within 24 months of the agreement date and expire 18 months after the date the units were issued. Since no consideration had been given by ANC until fiscal 1997 it was recorded as a fiscal 1997 transaction.

ANC issued 1,170,000 minutes of domestic long distance credits during fiscal 1997 prior to discovery that the owner did not have satisfactory title to the property. As of the date the project was terminated, 630,000 minutes of committed long distance phone time had not been tendered. ANC sustained a loss on abandonment of $270,000 during 1997.

Barter  Trade  for  Real  Estate  -  Lantern  Bay,  Missouri  Condominiums
--------------------------------------------------------------------------
On June 18, 1996 Eddie Hunter agreed to accept 133,332 units of domestic long distance phone time for three condominiums in Lantern Bay, Missouri, valued at $215,000 at $.15 per minute plus assumed debt. The financing was to be in the form of a two-year lease/purchase agreement equivalent to the debt service on the underlying debt of approximately $195,000. Since no consideration had been given by ANC until fiscal 1997 it was recorded as a fiscal 1997 transaction.

ANC issued 133,332 minutes during fiscal 1997 prior to return of the property. During fiscal 1997, ANC returned the property. ANC issued 30,000 additional minutes for settlement of damages asserted by the owner. ANC sustained a loss on abandonment of $20,000 during 1997.

Barter  Trade  for  Real  Estate  -  Palace  View  Condos, Missouri Condominiums
--------------------------------------------------------------------------------
On June 26, 1996 Lantern Bay Condos, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $472,664 at $.15 per minute plus debt assumed. The financing was to be in the form of a two-year lease/purchase agreement, monthly payments equivalent to the debt service on the underlying debt of $406,664. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

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

Barter  Trade  for  Real  Estate  -  Palace  View  Condos, Missouri Condominiums
--------------------------------------------------------------------------------
On June 26, 1996 Richmond Heights, Inc. agreed to accept 440,000 units of domestic long distance phone time for three condominiums in Palace View Condos, Missouri, valued at $430,893 at $.15 per minute plus assumed debt. The financing was to be in the form of a two-year lease/purchase agreement, monthly payments equivalent to the debt service on the underlying debt of $364,893. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction.

On June 28, 1996 ANC took possession of the property. ANC issued 440,000 minutes during fiscal 1997 prior to abandonment of the property. During fiscal 1997, the owner repossessed the property and filed suit for breach of contract and recovery of damages. The suit was dismissed without prejudice but has not been refiled or settled. ANC sustained a loss on abandonment of $66,000 during 1997.

Barter  Trade  for  Real  Estate  -  Kentucky  lots
---------------------------------------------------
On June 14, 1996 Barter Systems, Inc. agreed to accept approximately 158,000 units of domestic long distance phone time for 17 undeveloped lots in Kentucky, valued at $23,700 at $.15 per minute. The title transfer was to take place when the units were delivered. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

ANC issued approximately 100,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned, 58,000 minutes of long distance phone time remained unissued under the agreement. ANC sustained a loss on abandonment of approximately $24,000 during 1997.
Barter  Trade  for  Real  Estate  -  Kingman,  Arizona  Lots
------------------------------------------------------------

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

Barter  Trade  for  Art
-----------------------
On March 15, 1997 Original Masterworks, Inc. agreed to accept 12,222,000 minutes of prepaid domestic long-distance service for 110 pieces of museum quality art. No minutes were issued and no art received under the agreement and ANC management terminated the transaction. According to ANC management, the deal was abandoned when the appraisal did not support the claimed value of the art.

Barter  Trade  for  Real  Estate  -  Ehrenburg,  Arizona  Land
--------------------------------------------------------------
On June 28, 1996 the Curtis Family Trust agreed to accept 1,250,000 units of domestic long distance phone time and 40,000 shares of ANC common stock for 20 acres of undeveloped land near Ehrenburg, Arizona, valued at $307,500 at $.15 per minute. The stock was to be freely tradeable by October 31, 1996 and ANC was to furnish additional shares (to bring the aggregate share value up to $120,000) if the price was less than $3 per share. Since ANC did not tender consideration until fiscal 1997 it was recorded as a fiscal 1997 transaction

ANC issued 1,250,000 minutes during fiscal 1997 prior to abandonment of the property. On September 25, 1996 ANC issued 40,000 restricted shares to the Zion Company (Curtis Family Trust). It also issued 28,000 additional shares in May 1997 in accordance with the agreement provisions. ANC sustained a loss on abandonment of $188,500 during 1997, net of $40,000 realized on sale of acreage.

FISCAL  1996  BARTER  TRANSACTIONS  SETTLED  IN  FISCAL  1997

2.     NON-MONETARY  TRANSACTIONS

Barter  Trade  for  Real  Estate  -  The  Fall  Creek  Inn
----------------------------------------------------------
On March 30, 1996 the Kendel Corp agreed to accept 8,888,889 minutes of long distance phone time for rights to the Fall Creek Inn in Branson, Missouri. ANC also signed a five-year lease commencing April 15, 1996 and expiring March 14, 2001. The lease required ANC to pay the underlying loan payments to the Mercantile Bank, which then were $20,069 per month. ANC also agreed to pay the real and personal property taxes, maintenance and improvements, utilities and insurance. Provided ANC was not in default on any rental payments, and, kept and performed all other covenants and obligations required ANC could exercise its option to purchase the property for the remaining principal and interest balance due on the loan.

On March 30, 1996 ANC took operating possession of the Inn. ANC issued 1,590,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 4,066,000 minutes during fiscal 1997. ANC also advanced cash for operations and lease payments totaling $54,000 through June 30, 1996 and an additional $178,000 during fiscal 1997. During 1997, the lessor repossessed the property and this activity ceased. As of the date of the repossession, 2,477,000 minutes of long distance phone times were remained unissued under the agreement, with an additional 756,000 minutes unissued, which had been assigned by the lessor to a third party. It is management's contention that the return of the property to the owner effectively rescinded the obligation to supply the minutes as agreed upon.

The lessor repossessed the property on January 31, 1997 and filed suit for breach of contract and recovery of damages. A default judgment was initially entered, granting Plaintiff rent, possession and damages in excess of $3,000,000. A motion to set the default judgment aside was successful and there has been no appeal. The Court ordered that possession be permanently transferred to the Plaintiff leaving the Plaintiff in possession and full ownership, with ANC no longer having an interest in the property. The case is still pending on the issue of damages. See Note 7 for disputed claims resulting from this litigation.

The leasehold, recorded at $1,200,000, was reduced by amortization of $121,000 and $61,000 for 1997 and 1996, respectively, prior to abandonment of the property. A valuation reserve of has also been recorded to reduce the value to zero, which is the amount of the remaining balance of unissued time bartered on the transaction as of June 30, 1997.

Barter  Trade  for  Real  Estate  -  Pointe   Royale,  Missouri  Patio  Home
----------------------------------------------------------------------------
On April 10, 1996 Len D. Clayton agreed to accept 1,166,667 units of domestic long distance phone time for a patio home in Pointe Royale, Missouri, valued at $275,000 by ANC management. ANC also agreed to assume a loan of approximately $130,000 secured by the property. Title was to be transferred upon delivery of long distance units. Since ANC took possession, but not ownership, ANC was never legally named a creditor on the loan. The net investment of $145,000 has accordingly been recorded as a deposit on a realty transaction, which was subsequently forfeited.

On April 10, 1996, when ANC took possession of the property, it issued 391,000 minutes of domestic long distance credits. During fiscal 1997 ANC issued another 770,000 minutes.

During  fiscal  1997,  ANC  returned  the  property  to  the  owner.

A valuation reserve has been recorded to adjust the value to zero, which is the amount of the remaining balance of unissued time bartered on the transaction as of June 30, 1997.

Barter  Trade  for  Boat
------------------------
On April 22, 1996 CL Carr agreed to accept 88,889 units of domestic long distance phone time for a 1963 35 foot Cris Craft boat for a recorded value of $13,333 at $.15 per minute. A valuation reserve of $13,333 has been established as of June 30, 1997 to adjust the carrying value to the amount subsequently realized upon return of the asset.

Minutes  issued  are  included  in  the  Pointe  Royale minutes disclosed above.

Barter  Trade  for  Equipment
-----------------------------
On May 8, 1996 George La Goe agreed to accept 52,222 units of domestic long distance phone time and $2,000 cash for a tractor and other equipment. ANC issued 52,222 minutes of domestic long distance credits (including 22,222 issued to Barter Business Network) as of June 30, 1996 prior to abandonment of the property in fiscal 1997. An additional valuation reserve of $9,833 was recorded during 1997 to reflect the amount realized on subsequent abandonment.

Barter  Trade  for  Real  Estate  -  Ridgedale,  Missouri  lots
---------------------------------------------------------------
On June 5, 1996 Heritage West, Inc. agreed to accept 116,000 units of domestic long distance phone time for six undeveloped lots in Ridgedale, Missouri, valued at $17,400 at $.15 per minute. The units were to be ordered within 24 months of the agreement date and expire 18 months after the issue date. The deed was not assigned to ANC until July 1, 1996 and there is no evidence it was legally recorded. The minutes tendered in fiscal 1996 were recorded as a deposit on a realty transaction.

ANC issued 16,000 minutes of domestic long distance credits as of June 30, 1996 and an additional 63,000 minutes during fiscal 1997 prior to return of the property. As of the date the property was returned, 37,000 minutes of long distance phone time were still due the owner under the agreement, which have subsequently been issued. A valuation reserve was recorded to adjust the value to zero, which is the amount of the remaining balance of committed but unissued time bartered on the transaction as of June 30, 1997.

STOCK  TRANSACTIONS

The Company has entered into numerous transactions where it traded its stock for assets or services. These transactions are disclosed under the caption "Common Stock Issued".

3.     TRADE  ACCOUNTS  RECEIVABLE

The Company entered into a customer billing service and master agreement for purchase and sale of accounts with Integretel. See Note 11 COMMITMENTS AND CONTINGENCIES, Long Distance Service Agreements. Under these agreements, Integretel has advanced $1,188,134 and $112,147 at June 30, 1998 and 1997, respectively, for purchase of accounts without recourse. These advances have been netted against trade accounts receivable. Trade accounts receivables at June 30, 1998 have been reduced by an allowance for doubtful accounts of $32,000.

4.     PREPAID  EXPENSES

At June 30, 1998 prepaid expense consists mainly of unamortized deferred direct marketing costs.

At June 30, 1997 prepaid expenses consisted of prepaid compensation of $37,500 to the wife of the President, $71,261 of unamortized deferred direct marketing costs, and unamortized prepaid interest of $28,000.

5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  at  June  30  consists  of:

                                  1998     1997
                                 -------  -------
  Telecommunications equipment.  $ 1,650  $ 1,650
  Other equipment and furniture   47,795   30,057
                                 -------  -------
                                  49,445   31,707
  Less accumulated depreciation   12,117    8,939
                                 -------  -------
                                 $37,328  $22,768
                                 =======  =======

Depreciation is calculated using the straight-line method over five to seven years estimated useful lives.

6.     BARTER  ACCOUNTS  AND  INVESTMENTS

Barter  Accounts
----------------
Barter accounts consist of phone cards placed with five barter groups, net of a valuation reserve of approximately $0 and $48,000 at June 30, 1998 and 1997, respectively, to reflect the subsequent loss on abandonment of these deposited amounts.

Investments  Acquired  Through  Barter
--------------------------------------
Investments acquired through barter consists of assets, discussed in Note 2, acquired in transactions which were not rescinded, but were later abandoned. The assets, all tangible personal property, are stated net of a valuation reserve of approximately $23,283 and $335,000 at June 30, 1998 and 1997, respectively

Investments  Acquired  Through  Barter,  Rescinded
--------------------------------------------------
Investments acquired through barter consist of the Fall Creek Inn leasehold and other deposits on realty transactions, discussed in Note 2, which were subsequently rescinded by ANC in fiscal 1997. These assets are stated net of accumulated amortization of $183,000 and a valuation reserve of $1,885,309 at June 30, 1997.

7.     DISPUTED  CLAIMS

The  liabilities  to  the following vendors are being disputed by ANC as of June
30:

                                       1998      1997
                                     --------  --------
Thomas & Quinlan. . . . . . . . . .  $ 93,461  $ 93,461
E.A.I. Marketing. . . . . . . . . .    14,000    14,000
On Target Marketing, Inc. . . . . .    30,282    30,282
Records Retrieval, Inc. . . . . . .    48,138    48,138
CLIC International - Fall Creek Inn    23,000    23,000
Kendel Corporatin - Fall Creek Inn.    40,088    40,088
Richmond Heights. . . . . . . . . .    15,000    15,000
Electric Lightwave. . . . . . . . .   175,358   175,358
                                     --------  --------
Total disputed claims . . . . . . .  $439,327  $439,327
                                     ========  ========

8.     BARTER  TRADE  COMMITMENTS

Barter trade commitments consist of the value of the committed but unissued long-distance units traded for various assets, discussed more fully in Note 2. During fiscal 1997 the remaining commitment, totaling $687,000, was offset against the rescinded barter assets in determining the net loss on abandonment.

9.     NOTES  PAYABLE

Convertible  Notes  Payable
---------------------------
9% convertible secured notes due December 31, 1996 with interest payable quarterly, convertible into common stock of ANC at $4.00 per share, with warrants (which expired December 31, 1995) to purchase up to 78,125 common shares at $4.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

                                              1998      1997
                                            --------  --------
Herman Meinders. . . . . . . . . . . . . .  $100,000  $100,000
Express Services, Inc.,
 formerly BancOklahoma Trust Company . . .   450,000   450,000
Southwest Securities, Inc.(Gerald   Eason)    50,000    50,000
Marguerite Colton. . . . . . . . . . . . .    25,000    25,000

9% convertible secured notes due December 31, 1998 with quarterly interest payments, escalating to 18.2% in years 2 through 6, convertible into 6,000 shares of common stock of ANC at $5.00 per share, with warrants (which expired September 7, 1997) to purchase 6,000 common shares at $5.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Earle F. Waters, Trust. . . . . . .    25,000    25,000
EF Waters & Eleanor M Waters, Trust    25,000    25,000
                                     --------  --------
  Total convertible notes . . . . .   675,000   675,000
Other notes payable described below    20,000   175,000
                                     --------  --------
                                     $695,000  $850,000
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

During January 1997, ANC entered into a verbal agreement with a related party, whereby the party loaned $20,000 to ANC. The loan is for five years with a balloon payment including interest at 10%.

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

Accrued but unpaid interest on the above notes totaled $382,989 and $328,989 as of June 30, 1998 and 1997, respectively.

Settlement  of  Notes  and  Interest  on  Convertible  Notes  Payable
---------------------------------------------------------------------
ANC is delinquent on paying the principal and interest amounts due under certain promissory note terms. The note holders have filed suit against ANC and the surety company. On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876 including interest at 9% per annum.

A judgment in favor of Express Services, Inc. for all amounts claimed due and owing was granted in September 1998. A claim on the Eason note has not yet been asserted but ANC counsel anticipates that at some point suit will be filed and judgment will be established for all amounts claimed due.

The Court determined that interest is payable at the 9% rate specified in the agreement without penalty. ANC is attempting to negotiate the retirement of the other notes.

10.     CONVERTIBLE  DEBENTURES

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

The  Company  successfully placed the $230,000 debenture with Canadian Advantage
LP, Thomson Kernaghan & Co, Ltd, the general partner. The debenture, dated April 8, 1997, resulted in the receipt of $201,500 net funds. The debenture did not provide for issuance at a discount. The difference between the face amount and the net funds received was for a 12% ($28,500) finders fee paid to Select

Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the general partner requested conversion of $75,000 to common stock on May 30, 1997 at $.42 per share, $80,000 on July 7, 1997 at $.28125 per share and $75,000 on August 7, 1997 at $.2429.
The Company honored the May 30 and July 7 conversions issuing a total of 483,341 shares which included 9,838 shares for interest totaling $3,047. The August 7 conversion had not yet been honored by the Company at June 30, 1998, leaving a remaining debenture balance of $75,000 plus accrued interest. The conversion was honored on August 19, 1998 issuing of total of 308,769 shares totaling $75,000 plus accrued interest.

Under this offering, a Netherlands entity, De Affiliatie B.V., subscribed to debentures totaling $62,500, for which the Company received net proceeds totaling $44,000 on May 29, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($6,000) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $31,250 to common stock on July 17, 1997 at $.30 per share which was subsequently honored during fiscal 1998 by the Company resulting in the issuance of 104,167 shares of common stock. The remaining unconverted debenture balance is $31,250 plus accrued interest.

Also under this offering, a Swiss entity, EBC Zurich AG, subscribed to debentures totaling $12,500 for which the Company received net proceeds totaling $8,800 on April 28, 1997. The proceeds received less than the 80% were for a finders fee of 12% ($1,200) paid to Select Capital. In accordance with the conversion provisions and the provisions of Regulation S of the Securities Act of 1933, the investor requested conversion of $12,500 to common stock on June 23, 1997 at $.325 per share which was subsequently honored during fiscal 1998 by the Company resulting in the issuance of 29,762 shares of common stock. There is a disputed balance of 5,952 shares, which the investor claims is due based on a disputed differential in the conversion price per share.

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

11.      COMMITMENTS  AND  CONTINGENCIES

LITIGATION

ANC  is  named  as  defendant  in  the  following  suits:

CLIC International Corporation vs. W.P. & Eva Williams, d.b.a. ANC - The suit, claiming damages in an amount less than $30,000 is related to a barter trade of phone cards for light bulbs for the Fall Creek Inn, was filed during fiscal 1997 and is recorded as a disputed claim. The suit is pending but accrued as of June 30, 1998 and 1997.

KPMG Peat Marwick vs. Certified Surety Group, Ltd. and ANC - The suit, claiming damages in the amount of $30,000 is for services rendered by KPMG related to its audit of the June 30, 1993 ANC financial statements. The amount, which is being disputed by ANC management, has been accrued as of June 30, 1998 and 1997.

Kendel Corp. vs. ANC - The suit is discussed in detail in Note 2, "Fall Creek Inn". The suit is pending.

Lantern Bay, Inc. and Richmond Heights vs. ANC - The suit is discussed in detail in Note 2, "Palace View". The Lantern Bay portion was settled in fiscal 1998 for $15,000 and properly accrued as of June 30, 1997.

Records  Retrieval  vs.  ANC  -  The  suit  is  discussed in detail below, "Long
Distance Service Agreements." The suit was settled in fiscal 1998 for approximately $42,000 but is still outstanding and has been accrued as of June 30, 1998 and 1997.

Hartzog Conger Cason vs. ANC - The suit is discussed in detail in Note 9, "Settlement of Notes and Interest". Certain of the note holders have received judgment and others are pending.

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

LONG  DISTANCE  SERVICE  AGREEMENTS

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

On December 9, 1996 ANC entered into a Billing Services Agreement (One Plus (1+)) with Integretel Incorporated ("IGT") whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the transaction volume decreases by 25% from the preceding month, or, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks. Integretel is the only provider of this service to the Company.

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

On  January  9,  1997  ANC  entered  into  a Carrier Transport Switched Services
Agreement with LDC. In accordance with the agreement, ANC granted a security interest in certain assets of ANC which include all right, title, and interest in the customer lists, accounts receivable, customer and account contracts, and all rights relating to such contracts serviced by the agreement and all present and future accounts receivable attributable to such customer accounts including the proceeds of any sale, transfer or incumbrance thereof and all awards or payments related thereto. The security interest granted was documented in a Security Agreement between ANC and LDC on January 9, 1997.

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

On April 24, 1997 ANC entered into a Reseller Agreement with Total Network Services, a division of Cable and Wireless. The agreement, which runs for an initial duration of 24 months, provides for minimum monthly payments for service of $10,000, $30,000 and $40,000 in the 2nd, 3rd and 4th months respectively after service initiation and $50,000 thereafter through the term of the agreement. Through June 30, 1998 and 1997 the actual utilization has exceeded the minimums. Total Network Services is currently the only provider of this service to the Company.

On  June  24,  1997  ANC  entered  into  a  Contract of Sale with Global Telecom
International, Inc. to purchase the GTI traffic base. ANC tendered 58,000 shares of common stock in January 1998 to consummate this transaction. On September 11, 1997 the agreement was amended from a price of $.34 per share to $.50 per share.

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

LEASES

The Company has entered into lease obligations for office space for its corporate headquarters in Scottsdale, Arizona and its support center in Salt Lake City, Utah. The Scottsdale agreement, dated April 1, 1997 expired on March 31, 1998 and was extended for six months and now is on a month-to-month basis. The Utah agreement dated January 1996 expired on March 31, 1997. Under terms of the agreements ANC pays monthly rents totaled approximately $2,000. The Company paid rents of $25,000 and $24,000 during the 1998 and 1997 fiscal years, respectively.

As discussed above under the caption "Barter transactions", the Company entered into agreements to lease a hotel and other rental properties. The leases, which were for periods from two to five years, contained provisions to apply the lease payments to the purchase of the properties. These transactions were subsequently terminated by the Company resulting in forfeiture of its property interests. These terminations resulted in litigation with the lessors, which are further discussed under the caption "Barter Trades". Under these leases, rents totaling $161,000 in 1997 were paid prior to the forfeitures. Also, $15,000 was paid subsequent to 1997 for settlement of a default claim.

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

EFFECTS  OF  DELINQUENT  FILINGS  ON  MARKET  ACTIVITY

The Company is delinquent in its filings under the 1934 Act. The last filing was the March 31, 1998 Form 10-QSB. Significant trading of ANC stock has occurred by both related and unrelated parties during the period subsequent to its filing. It is not possible to determine the effect, if any, of bringing current the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these revisions.

EFFECTS  OF  PRESS  RELEASES  ON  MARKET  ACTIVITY

In an attempt to mitigate the effects of not providing current 1934 Act filings, ANC management has periodically announced certain information, which it believed, would be beneficial to shareholders. As a result of these press releases, market activity may have occurred, including the buying and selling of ANC stock by both related and unrelated parties. Certain information contained in press releases, based on information available to management at the time, contained information, which has been substantially revised through the audit process. Subsequent releases, containing the corrected information, have not yet been released to the public. It is not possible to determine the effect, if any, of bringing the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company who made investment decisions based on those releases.

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

Risk  from  Phone-card  Cancellations
-------------------------------------
As previously discussed, ANC management decided to not activate service on certain phone cards from barter trades. Additionally, they decided to suspend service on phone cards, which had been activated. As a result of a billing dispute with the carrier, service was suspended for approximately 6 months while ANC worked to establish service with another carrier. To mitigate the adverse reaction to cancellation of the cards, ANC management authorized service to all properly validated cardholders through June 30, 1998 at which time the service was finally terminated. Management believes that the validated claims of all cardholders have been satisfied by the above action and asserts that no additional claims have been made.

12.     RELATED  PARTY  TRANSACTIONS

On May 13, 1996 the Board approved the issuance of 500,000 shares to Wilcom, Inc. as compensation for 1997. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability.

On  May  15,  1996  the  Board  approved  the  issuance of 750,000 shares to Eva
Williams as compensation for 1996. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability. The Board subsequently determined that the stock would be issued as compensation for the three-year period 1996 - 1998 as compensation for her services as officer. This resulted in prepaid compensation of $37,500 as of June 30, 1997.

On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share to Wilcom, Inc. for management services. These shares were issued on October 29, 1997. On October 29, 1997 the Company issued 3,300,000 shares to Wilcom, Inc. in exchange for the 3,300,000 shares of convertible preferred shares issued in June 1995, as discussed above.

On August 13, 1998 the Board approved the issuance of 1,000,000 shares at $.09 per share to Wilcom, Inc. for management services rendered during fiscal 1999.

Flow  of  Funds  to  and  from  Williams/Wilcom/Shelton
-------------------------------------------------------
Eva Williams, the Secretary of the Company, is the sole shareholder of Wilcom, Inc., the majority shareholder of ANC. William P. Williams, the Company's President and CEO, is the spouse of Eva and the sole shareholder of Shelton Financial, Inc., also a shareholder of ANC. Williams, Wilcom and Shelton have all advanced funds to and received funds from ANC. They have also paid obligations on behalf of ANC. It is not practicable to segregate the flow of funds between these three entities and ANC and accordingly they are reported in the aggregate. The advances to and from this related group and ANC are reported in the cash flows statement.

13.     CAPITAL  TRANSACTIONS

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

RULE  144  RESTRICTED  SHARES  FOR  CASH

During  the  year  ended  June  30,  1997  ANC  sold restricted shares for cash:

        Shares      Range     Proceeds
        -------  -----------  ---------
  FY97  272,000  $.25 - 1.00  $ 244,301

THE FOLLOWING MATERIAL "NON-MONETARY" TRANSACTIONS INVOLVED RULE 144 RESTRICTED ANC STOCK:

          Date                 Description               Shares    Each    Total
------------------  ----------------------------------  ---------  -----  --------
September 25, 1996  Zion Company, payment on
                    Ehrenberg property                     40,000  $ .50  $ 20,000

February 5, 1997 .  John Lee, loan fee                      1,000   1.00     1,000

February 5, 1997 .  Don Whittler, loan fee                  5,000   1.00     5,000

March 4, 1997. . .  Glenn Crotts, loan fee                 30,000   1.00    30,000

May 8, 1997. . . .  H.R. Colvin, loan fee                  20,000   1.00    20,000

May 13, 1997 . . .  MRG Enterprises, consulting fee        25,000    .75    18,750

May 13, 1997 . . .  Zion Company, additional payment
                    on Ehrenberg property                  28,000    .75    21,000

August 6, 1997 . .  Stephen Roberts, legal fees
                    per 1997 agreement                     60,000    .02     1,200

October 29, 1997 .  Wilcom, Inc. Preferred stock
                    Conversion (1996 agreement)         3,300,000    .06   198,000
                    Wilcom, Inc., 1998 mgmt fees        1,000,000    .34   340,000

November 20, 1997.  Don Whittler, interest on loan         11,246    .70     7,872

January 21, 1998 .  Global Telecom, for purchase
                    of long distance accounts              58,000    .50    29,000

August 26, 1998. .  Wilcom, Inc. 1999 management fees   1,000,000    .09    90,000

In addition to the above, Wilcom also exchanged some of it's shares for payment of ANC obligations:

Date                      Description             Shares   Each    Total
--------------  --------------------------------  -------  -----  -------
July 16, 1996.  Stock issued
                for investor services             200,000  $ .30  $60,000
July 16, 1996.  Stock issued
                for investor services             300,000    .30   90,000
August 7, 1996  Stock issued to Herman  Meinders
                for interest on note               10,000    .50    5,000

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

The Company also entered into an agreement with an individual to solicit investors. The agreement entitled the individual to purchase shares and receive a commission on funds invested in the Company as a result of his efforts.

TREASURY  STOCK  REPURCHASES

On August 21, 1996 ANC repurchased 66,858 shares of restricted ANC stock from Wilcom, Inc., the majority shareholder of ANC, for $117,000, or $1.75 per share which was the market price of free trading stock at that date.

On February 28, 1997 ANC purchased 60,000 shares of restricted ANC stock from Sherry L Jabour for $32,100 or $.535 per share. ANC was required to repurchase the shares as part of a settlement, constituting return of her original $30,000 investment plus 7% interest for one year. These shares were subsequently sold on April 25, 1997 for $30,000 without being transferred into ANC's name. Wilcom combined 40,000 shares of its restricted ANC stock as part of a 100,000 share transfer of restricted shares to other shareholders. $50,000 was deposited to ANC as payment for those shares by the respective shareholders and then paid to Wilcom.

On April 21, 1997 ANC purchased 292,000 shares of restricted ANC stock from John Busby for $128,000, or $.44 per share. Mr. Busby previously purchased the stock from Wilcom in August and September, 1997 for $146,000 or $.50 per share.

On April 21, 1997 ANC purchased 100,000 shares of restricted ANC stock from Jeff Holmes for $25,000, or $.25 per share. Mr. Holmes previously purchased the shares from ANC in June, 1997 for $25,000.

The above shares purchased from Busby and Holmes (392,000) were canceled on June 22, 1998 and reissued to ANC on July 15, 1998 in error and the Company is in the process of correcting this error.

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

REG  S  RESTRICTED  SHARES  ISSUED  FOR  CONVERTIBLE  DEBENTURES:

During the fiscal years ended June 30, 1998 and 1997 ANC issued restricted shares for convertible debentures and accrued interest:

      Shares     Range      Total
      -------  ----------  --------
1997  181,118  $      .42  $ 76,069
1998  436,152   .27 - .35   125,278

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

Factual issues relating to these matters have been referred by the Company to Counsel representing the Company at the time of these transactions for review and determination. At this time it has not been determined if any, or how many, or when, such restricted shares may have been sold in reliance upon Rule 144, or if such sales were made exclusively in reliance upon Rule 144. Until those facts are determined Counsel is unable to determine if any violations of the 1933 Securities Act were committed by the Company or the consequences of such violations to any sellers or the Company. Counsel is unable to assess the materiality of any possible violations or the financial impact of possible violations on the financial statements of the Company. As soon as a reasonable assessment of facts is made, should violations be indicated, the Company intends to make appropriate and necessary action to resolve these issues.

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

14.     PROVISION  FOR  INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

There is no current or deferred tax expense or benefit for income taxes for the years ended June 30, 1998 and 1997. The Company utilized net operating loss carryforwards in 1998 and realized a net operating loss in 1997.

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

At June 30, 1998 the Company has unused net operating losses of approximately $10,900,000 expiring from 2009 through 2012. No deferred tax asset has been recorded as the Company has provided a valuation allowance in the full amount of the benefit until such time as deferred tax liabilities are realized or future earnings are considered likely.

15.   NON-CASH  TRANSACTIONS  ELIMINATED  FROM  CASH  FLOWS

BARTER TRANSACTIONS ELIMINATED AT JUNE 30:
                                                1998         1997
                                              --------  ---------------
Barter accounts                                         $(      15,500)
  Valuation account                                             15,500
Investments - bartered                                          36,706
  Valuation account                                      (      36,706)
Investments - bartered, rescinded                         (    478,684)
  Valuation account                                          1,572,084
  Amortization                                                 122,000
Accounts payable - barter                                   (1,093,400)
Unearned phone card revenue                                (   341,638)
                                                        ---------------

Barter transaction total . . . . . . . . . .  $         $     (219,638)
                                              ========  ===============

STOCK TRANSACTIONS ELIMINATED:
                                                1998         1997
                                              --------  ---------------
Amortization of debt issue costs . . . . . .  $ 12,200
Prepaid interest                                        $       28,000
Shares issued for assets . . . . . . . . . .    29,000
Accrued interest paid with stock                                 5,000
Interest paid with Wilcom stock                                  5,000
Common stock issued                                            133,269
Treasury stock purchased                                        30,000
Expenses paid with stock . . . . . . . . . .   351,050          70,069
Stock issued for convertible debentures, net   123,750          65,200
Conversion of preferred stock. . . . . . . .   198,000
Treasury stock canceled. . . . . . . . . . .   153,000

16.   OTHER  GAINS  AND  LOSSES

LOSS  ON  DISCONTINUED  OPERATIONS

As previously discussed, during fiscal 1997, ANC abandoned its investments in bartered assets, primarily real estate, including an operating motel and other leased condominium units. Fiscal 1997 operations related to property management consist of the following components:

                                                        1997
                                                     ----------
Revenues. . . . . . . . . . . . . . . . . . . . . .  $ 272,000
Expenses:
  Operating leases. . . . . . . . . . . . . . . . .    161,000
  Leasehold amortization. . . . . . . . . . . . . .    122,000
  Other operating  expenses . . . . . . . . . . . .    270,000
                                                     ----------
Total expenses. . . . . . . . . . . . . . . . . . .    553,000
                                                     ----------

Loss on discontinued property management operations  $(281,000)
                                                     ==========

Also included are expenses related to the discontinued barter activity of approximately $20,000 in 1997.

LOSS  ON  ABANDONMENTS

During fiscal 1997, ANC recorded additional losses on assets abandoned. The losses, discussed more specifically in Note 2, consist of losses on tangible personal property of approximately $78,000 and losses on real estate of approximately $1,160,000.

17.     EARNINGS  PER  SHARE

Earnings per share area calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for the year ended June 30:

                                                                    1998         1997
                                                                 -----------  -----------
Basic:
Net income (loss) before discontinued operations
  applicable to common stockholders . . . . . . . . . . . . . .  $   466,459  $ (651,571)
                                                                 ===========  ===========

Weighted shares . . . . . . . . . . . . . . . . . . . . . . . .   11,026,781   8,903,364
                                                                 ===========  ===========

Basic earnings (loss) per share before discontinued operations.  $       .04  $     (.07)
                                                                 ===========  ===========

Diluted:

Net income (loss) before discontinued operations
  applicable to common stockholders . . . . . . . . . . . . . .  $   466,459  $ (651,571)
                                                                 ===========  ===========

Weighted shares . . . . . . . . . . . . . . . . . . . . . . . .   11,026,781   8,903,364

Common stock issuable upon conversion of:
  Convertible preferred stock . . . . . . . . . . . . . . . . .    1,098,900
  10% Convertible debentures. . . . . . . . . . . . . . . . . .      314,613
                                                                 -----------  -----------

Dilute shares outstanding . . . . . . . . . . . . . . . . . . .   12,440,294   8,903,364
                                                                 ===========  ===========

Dilute earnings (loss) per share before discontinued operations  $       .04  $     (.07)
                                                                 ===========  ===========

Warrants to purchase shares at $1.05 per share were outstanding during fiscal 1998 but were not included in the computation of diluted earnings per share because the warrant price was greater than the average market price of the common shares. Also, common shares issuable upon conversion of the convertible notes payable that were outstanding during fiscal 1998 were also not included because the interest per common share obtainable on conversion exceeded basic earnings per share. Both the warrants and convertible notes payable are outstanding at June 30, 1998.


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

     After completing the 1995 and 1994 fiscal year audits, Crouch Bierwolf initiated the audit of the financial statements of ANC for the fiscal year ended June 30, 1996. On or about May 1, 1997 the audit was discontinued because of discussions and disagreements between ANC and Crouch Bierwolf with respect to the complexity of the audit resulting from certain barter transactions in which ANC had traded prepaid long distance time for various properties, the valuations of the properties acquired in those transactions, and difficulties Crouch Bierwolf had in staffing for audit field-work out of state. The decision to terminate the relationship was made by the Chief Executive Officer and President, who constitutes the sole member of the ANC Board of Directors. ANC has no audit committee. On May 1, 1997 Crouch Bierwolf sent a letter to ANC confirming that the client-auditor relationship had ceased. Subsequently, ANC approached Crouch Bierwolf about continuing the audit and informed Crouch Bierwolf that ANC accepted the method of valuation proposed by Crouch Bierwolf. However, ANC was informed that Crouch Bierwolf was unwilling to undertake further audit work because of the difficulties of staffing for audit fieldwork out of state.

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

     On July 31, 1997 Semple & Cooper, LLP ("Semple & Cooper"), Certified Public Accountants, of Phoenix, Arizona, were engaged to conduct an audit of the financial statements of ANC for the fiscal year ended June 30, 1996. Semple & Cooper initiated an audit of the financial statements of ANC for the fiscal year ended June 30, 1996 and continued until January 22, 1998 when ANC and Cooper & Semple terminated the client-auditor relationship by mutual agreement. During the two most recent fiscal years and any interim periods preceding this engagement, ANC had not consulted Semple & Cooper regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     On February 9, 1998 Semple & Cooper sent a letter to ANC confirming their resignation effective January 22, 1998. The reason for the termination was the complexity of the audit resulting from certain barter transactions in which ANC had engaged and difficulties Semple & Cooper had in staffing for the audit.

     There were no disagreements between ANC and Semple & Cooper, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their respective reports.

     On March 2, 1998 LaVoie, Clark, Charvoz & May, P.C. ("LaVoie Clark"), Certified Public Accountants, of Tucson, Arizona, were engaged to conduct an audit of the financial statements of ANC for the fiscal years ended June 30, 1998, 1997 and 1996. During ANC two most recent fiscal years and any interim periods preceding this engagement, ANC had not consulted LaVoie Clark regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     All decisions to engage and/or terminate the relationships between ANC and Crouch Bierwolf, Semple & Cooper, and LaVoie Clark were made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. ANC has no audit committee.

     ANC failed to timely report these changes with the SEC on Form 8-K. ANC has by filing this report and by shortly completing the filing of respective Forms 8-K with respect to these changes begun to correct these delinquencies.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:

Directors  and  Executive  Officers

     Mr. William P. William is the sole Director and sole Executive Officers of the Company certain information representing Mr. Williams, and his Eva Williams, who is the only other officer of the Company, is set forth below:

Name                 Age                          Position
-------------------  ---  ---------------------------------------------------------
W. P. Williams, Jr.   45  Chairman of the Board, Chief Executive Officer, President
Eva Williams. . . .   44  Secretary

     The Directors of the Company hold office until successors are duly elected and qualified. The background and principal occupations of the sole director and each officer of the Company are as follows:

     William P. Williams, Jr. has been the Chairman, Chief Executive Officer, and President of the Company since June of 1995. He oversees all operational functions of the Company. He has twenty years of diversified, senior level business experience. Mr. Williams came to the Company having served 12 years as President and Chairman of the Board of Shelton Financial, Inc. He has a B.A. Degree in Business and M.B.A. from Baylor University. See "Certain Relationships and Related Transactions" and "Executive Compensation."

     Eva Williams, the Secretary of ANC, is the spouse of William P. Williams Jr., ANC's President, CEO and sole director. Eva Williams is the sole shareholder of Wilcom, Inc., the majority shareholder of ANC. See "Executive Compensation", and "Certain Relationships and Related Transactions".

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT:

     The  Company  is  aware  that  all filings required of section 16(a) of the
Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future. The Company expects that all delinquent filings will be brought current by the end of January,1999.

     ANC has begun to correct these delinquencies by filing this report and by making its Directors, Officers or holders of 10% of ANC's shares aware of their
Section 16(a) filing requirements and of the necessity of correcting these delinquencies by completing the required filing.

ITEM  10.     EXECUTIVE  COMPENSATION

     General. The executive officer and other officer of the Company have not received cash compensation during its fiscal year ended June 30, 1998. The sole Director has not received compensation for service in such capacity. Mr. Williams is sole Director and Chief Executive Officer pursuant to the Management Agreement between ANC and Wilcom, Inc., and is compensated through the issuance of stock to Wilcom, Inc. See Item 12 of this report.

     Amended Managers Agreement. This agreement was rescinded by mutual consent after it was assigned to Wilcom as a result of the change in control of the Company. See Item 12, "Management Services and Consulting Agreement".

      The following table sets forth information concerning the compensation for the fiscal year ended June 30, 1998, of ANC's President and Chief Executive Officer, and the only other executive officer of ANC ("Named Executive Officers"):

                                                             LONG TERM
                                ANNUAL COMPENSATION         COMPENSATION
                                -------------------         ------------
                                                        Options       Other
Name and Principal Position  Year  Salary  Commissions  (Shares)   Compensation
---------------------------  ----  ------  -----------  --------  --------------
William P. Williams, Jr.. .  1998       -            -         -  $   340,000(1)
President and CEO . . . . .  1997       -            -         -  $    75,000(2)
                             ----  ------  -----------  --------  --------------

Eva Williams. . . . . . . .  1998       -            -         -  $    37,750(3)
Secretary . . . . . . . . .  1997       -            -         -         37,750
                             ----  ------  -----------  --------  --------------

(1)Represents the issuance of 1,000,000 shares of ANC restricted common stock valued at $.34 per share to Wilcom, Inc. pursuant to a Management Services and Consulting Agreement under which Wilcom provided the executive, management and consulting services of its president, Williams P. Williams, Jr., to ANC as Director, CEO and president of the Company for the fiscal year ending June 30, 1998.

(2)Represents issuance of 500,000 shares of ANC restricted common stock valued at $.15 per share to Wilcom, Inc. pursuant to a Management Services and Consulting Agreement under which Wilcom provided the executive, management and consulting services of its president, Williams P. Williams, Jr., to ANC as Director, CEO and president of the Company for the fiscal year ending June 30, 1997.

(3)Represents the issuance of 250,000 shares of ANC restricted common stock valued at $.15 per share (60% of market) to Ms. Williams as compensation for her services as Secretary of the Company for the fiscal year ending June 30, 1998; and being a part of 750,000 shares of ANC restricted common stock authorized by the board on May 15, 1996 and subsequently determined to be compensation for her services as Secretary for the three fiscal years ending June 30, 1996, 1997, and 1998.

     No executive officer or other officer of ANC received cash compensation in the form of salary, bonus or other annual compensation, paid or accrued during its last two fiscal years ended June 30, 1998.

     ANC does not have a pension plan, retirement plan, profit sharing plan or similar existing benefits for its directors, officers, or employees.

     See "Certain Relationships and Related Transactions" for details regarding stock and warrants issued in prior periods.


ITEM  11.     SECURITY  OWNERSHIP  OF  OWNERS  AND  MANAGEMENT

     The following table sets forth information concerning ownership of ANC's voting securities by (i) all persons known by ANC to own 5% or more of ANC's voting securities, (ii) each Director and Named Executive Officer of ANC, and
(iii) the group of two officers and the sole Director set forth above as a group, as of as of June 30, 1998.

                                                                                           TOTAL
                                                                                         NUMBER OF
                                                                   NUMBER OF               VOTING       % OF
                                                                     COMMON              SECURITIES    VOTING
NAME                                                              SHARES OWNED             OWNED     SECURITIES
-------------------------------------------------------  ------------------------------  ----------  -----------

EXECUTIVE OFFICERS AND DIRECTORS:
-------------------------------------------------------
     William P. Williams, Jr. . . . . . . . . . . . . .  8,390,000(1)(2)(3)(4)(5)(6)(7)   8,390,000       60.62%
                                                         ------------------------------  ----------  -----------

     Eva Williams . . . . . . . . . . . . . . . . . . .  8,390,000(1)(2)(3)(4)(5)(6)(7)   8,390,000       60.62%
                                                         ------------------------------  ----------  -----------
                                                         8,390,000(1)(2)(3)(4)(5)(6)(7)   8,390,000       60.62%
     Directors and Officers as      a Group (2 persons)


5% SHAREHOLDERS:
                                                         7,240,000(1)(2)(4)(5)(7)
     Wilcom, Inc.                                                                         7,240,000       52.29%
                                                                                         ----------  -----------

     Shelton Financial, Inc.. . . . . . . . . . . . . .  400,000(3)                         400,000        2.88%
-------------------------------------------------------  ------------------------------  ----------  -----------

(1)Includes 3,300,000 outstanding New Preferred Shares owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of  Ms.  Williams'  ownership of Wilcom, Inc. the New Preferred Shares are included as beneficially owned by her and are also included as beneficially owned by Mr. Williams because of his relationship to her.  On October 1997 these  New  Preferred  Shares  were  converted  to  Common  Shares.

(2)Includes  440,000  shares  of common stock owned by Wilcom, Inc., a Texas corporation that is wholly owned by
Eva  Williams,  wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of Ms.
Williams'  ownership  of  Wilcom,  Inc. the common shares are included as beneficially owned by her and are also included  as  beneficially owned by Mr. Williams because of his relationship to her.  See "Certain Relationships and  Related  Transactions" for disclosure of indirect interest of the sole Director in Wilcom, Inc.  The shares were  issued  on October 17, 1995 pursuant to the exercise of warrants assigned to Wilcom by former officers and directors  in  connection  with  Mr.  Williams's  assuming  control  of  ANC  in  June  1995.

(3)Includes  400,000 shares of voting common stock owned by Shelton Financial, Inc., a Texas corporation that is wholly  owned  by  William  P.  Williams,  Jr.,  the  sole director, CEO and president of ANC and husband of Eva
Williams.  By  reason  of  Mr.  Williams'  ownership  of  Shelton  Financial  the 400,000 Shares are included as beneficially  owned  by  him  and  are  also  included  as  beneficially  owned  by  Ms. Williams because of her relationship to him.  See "Certain Relationships and Related Transactions" for disclosure of the direct interest of  the  sole  Director  in  Shelton  Financial,  Inc.  The shares were issued on October 26, 1995 pursuant to a warrant  agreement  entered  into  between  Shelton  Financial  and  ANC  in  1992.

(4)Includes 2,000,000 outstanding voting common shares owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of  Ms.  Williams'  ownership of Wilcom, Inc. the voting common shares are included as beneficially owned by her and  are  also  included as beneficially owned by Mr. Williams because of his relationship to her.  See "Certain
Relationships and Related Transactions" for disclosure of indirect interest of the sole Director in Wilcom, Inc.
The  shares  were  issued  on  May  13,  1996  as  compensation to Wilcom, Inc. for providing the management and consulting  services  of  Mr.  Williams  for  the  fiscal  year  ending  June  30,  1996.

(5)Includes  500,000  outstanding voting common shares owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of  Ms.  Williams'  ownership of Wilcom, Inc. the voting common shares are included as beneficially owned by her and  are  also  included as beneficially owned by Mr. Williams because of his relationship to her.  See "Certain
Relationships and Related Transactions" for disclosure of indirect interest of the sole Director in Wilcom, Inc.
The  shares  were  issued  on  May  13,  1996  as  compensation to Wilcom, Inc. for providing the management and consulting  services  of  Mr.  Williams  for  the  fiscal  year  ending  June  30,  1997.

(6)Includes  750,000  outstanding  voting common shares owned by Eva Williams, wife of William P. Williams, Jr., the  sole  director, CEO and president of ANC.  By reason of Ms. Williams' ownership of the voting common shares they  are  included  as  beneficially  owned  by her and are also included as beneficially owned by Mr. Williams because  of  his relationship to her. The shares were issued on May 15, 1996 as compensation to Ms. Williams for services  rendered  and  to  be  rendered  for  the  fiscal  years  ending  June  30,  1996,  1997  and  1998.

(7)Includes 1,000,000 outstanding voting common shares owned by Wilcom, Inc., a Texas corporation that is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC.  By reason of  Ms.  Williams'  ownership of Wilcom, Inc. the voting common shares are included as beneficially owned by her and  are  also  included as beneficially owned by Mr. Williams because of his relationship to her.  See "Certain
Relationships and Related Transactions" for disclosure of indirect interest of the sole Director in Wilcom, Inc.
The  shares  were  issued  on  July  10,  1997  as compensation to Wilcom, Inc. for providing the management and consulting  services  of  Mr.  Williams  for  the  fiscal  year  ending  June  30,  1998.

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

     On June 27, 1995 the board of directors of the Company agreed to turn over management and control of the Company to Wilcom, Inc. for the purpose of reorganizing the Company and reestablishing the Company's business operations. In connection therewith, the directors resigned and William P. Williams, Jr. was elected as a member of the board of directors and was elected president of the Company. The former directors assigned their interest in the Amended Managers Agreement and the Earn-out Preferred Share Agreement between NorTel CCI, Inc., themselves and the Company to Wilcom, Inc., thereby transferring 3,300,000 shares of the Preferred A Series One Preferred Stock, each share with one vote on all matters submitted to the shareholders, to Wilcom, Inc. and assuring Wilcom, Inc. voting control of the Company. NorTel CCI was controlled by the former directors. Further, NorTel CCI, Inc. assigned approximately 500,000 shares of common stock of the Company owned by it to Wilcom, Inc. On that same date, Wilcom, Inc. and the Company rescinded those agreements by mutual consent and canceled the 3,300,000 shares of Preferred A Series One Preferred Stock. Simultaneously ANC re-established, re-designated and re-issued 3,300,000 shares of Preferred A Series One Preferred Shares ("New Preferred") to Wilcom, Inc., each New Preferred entitled to one vote and convertible into one share of common stock at any time after the bid price for the Company's common stock has averages more than $1.00 for thirty consecutive trading days on the NASDAQ OTC Bulletin Board.

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

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)  Financial  Statements

     (1)     Independent  Auditors'  Report  relating  to:

     Balance  sheets  -  June  30,  1997  and  1998
     Statements of Operations - Years ended June 30, 1997 and 1998 Statements of Stockholders' Deficit - Years ended June 30, 1997 and 1998 Statement of Cash Flows - Years ended June 30, 1997 and 1998 Notes to Financial Statements - Year ended June 30, 1997 and 1998

(b)  Schedules  to  Financial  Statements

(c)  Exhibits

     The  exhibits  filed  as  part  of  this  report  are  as  follows:


Exhibit  3.1
Articles  Of  Incorporation:

     Articles Of Incorporation by by-laws: Articles of Incorporation and by-laws, filed as Item 19B Rev.1 in Form 8 Securities and Exchange Commission Report - Amendment No.2 and 3, and incorporated herein by this reference. Filed with the Securities and Exchange Commission as an exhibit, numbered (2), to the annual report of Registrant on Form 10-K for then ended June 30, 1993 which exhibit  is  incorporated  herein  by  reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  NORTEL  COMMUNICATIONS  INC.




By:  /S/  W.  P. Williams, Jr.                            Date: January 14, 1999
     W.P.  Williams
     Director  and  Chief  Executive  Officer






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /S/  W.  P. Williams, Jr.                            Date: January 14, 1999
     W.P.  Williams
     Director  and  Chief  Executive  Officer