Form 10QSB
period 1998-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-01-14
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the quartely period ended September 30, 1998

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                     WYOMING                         87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive  Office)


Issuer's  Telephone  Number:  (602)  945-1266

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes          /  X  /     No     /   /

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

                        COMMON VOTING STOCK - 15,545,785

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                             AMERICAN NORTEL COMMUNICATIONS, INC.
                                  COMPARATIVE BALANCE SHEET
                                   AS OF SEPTEMBER 30, 1998
                                          (UNAUDITED)

                     ASSETS
                                                       1998             1997
CURRENT ASSETS:
  Cash in Bank. . . . . . . . . . . . . . . . .  $    729,348.46         7,286.33
  Prepaid Expenses. . . . . . . . . . . . . . .       322,941.03        48,488.65
  Intangible Debt Issue . . . . . . . . . . . .        16,200.00        28,400.00
  Accounts Receivable . . . . . . . . . . . . .     1,115,716.24       108,133.31
                                                 ----------------  ---------------

    TOTAL CURRENT ASSETS. . . . . . . . . . . .  $  2,184,205.73       192,308.29


PROPERTY AND EQUIPMENT:
  Telecommunications Property . . . . . . . . .         1,650.00                -
  Equipment . . . . . . . . . . . . . . . . . .        30,760.18        39,707.20
  Computer Equipment. . . . . . . . . . . . . .        31,203.43                -
  Furniture and Fixtures. . . . . . . . . . . .         4,660.00                -
LESS: Accumulated Depreciation. . . . . . . . .       (14,118.13)      (16,939.00)
                                                 ----------------  ---------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .        54,155.48        22,768.20

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .                -        47,977.94
  Other Assets. . . . . . . . . . . . . . . . .         6,666.94        53,700.50
  Due from related party. . . . . . . . . . . .       232,919.69        99,119.69
                                                 ----------------  ---------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .       239,586.63       200,798.13
                                                 ----------------  ---------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .  $  2,477,947.84       415,874.62
                                                 ================  ===============

                   LIABILITIES
CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .     1,051,722.97       331,287.44
  Trade Accounts Payable - Other. . . . . . . .       439,327.00       439,327.34
  Federal Payroll Taxes Payable . . . . . . . .         6,376.35        39,450.46
  Notes Payable . . . . . . . . . . . . . . . .       695,000.00       805,809.33
  Accrued Interest Payable. . . . . . . . . . .       396,489.00       342,489.00
                                                 ----------------  ---------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .     2,588,915.32     1,958,363.57

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .        18,750.00        93,750.00
  Unearned Phone Card Revenue . . . . . . . . .                -        39,929.30
                                                 ----------------  ---------------

    TOTAL LONG-TERM LIABILITIES . . . . . . . .        18,750.00       133,679.30
                                                 ----------------  ---------------

    TOTAL LIABILITIES . . . . . . . . . . . . .     2,607,665.32     2,092,042.87

              STOCKHOLDERS' EQUITY

  Preferred Stock . . . . . . . . . . . . . . .                -       198,000.00
  Common Stock. . . . . . . . . . . . . . . . .    21,920,002.00    21,344,130.00
  Treasury Stock. . . . . . . . . . . . . . . .      (117,000.00)     (270,000.00)
  Retained Earnings(Loss) . . . . . . . . . . .   (21,932,719.48)  (22,948,298.25)
                                                 ----------------  ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .      (129,717.48)   (1,676,168.25)
                                                 ----------------  ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.  $  2,477,947.84       415,874.62
                                                 ================  ===============

                   See the accompanying notes to these financial statements


                                AMERICAN NORTEL COMMUNICATIONS, INC.
                                 COMPARATIVE STATEMENT OF OPERATIONS
                          FOR THE PERIOD ENDING SEPTEMBER 30, 1998 AND 1997
                                             (UNAUDITED)

                                                       1998                         1997
                                            1ST QUARTER    YEAR TO DATE   1ST QUARTER    YEAR TO DATE
INCOME
  Airtime Income. . . . . . . . . . . . .  $3,105,225.31   3,105,225.31     382,403.92   382,403.92


COST OF SALES . . . . . . . . . . . . . .   2,254,940.12   2,254,940.12     273,951.61   273,951.61
                                           --------------  -------------  -------------  -----------

GROSS PROFIT. . . . . . . . . . . . . . .     850,285.19     850,285.19     108,452.31   108,452.31

  SELLING EXPENSES. . . . . . . . . . . .      84,053.75      84,053.75      14,862.49    14,862.49

  GENERAL & ADMINISTRATIVE. . . . . . . .     191,945.00     191,945.00      58,152.42    58,152.42
                                           --------------  -------------  -------------  -----------
    TOTAL EXPENSES. . . . . . . . . . . .     275,998.75     275,998.75      73,014.91    73,014.91

    EARNINGS (LOSS) FROM OPERATIONS . . .     574,286.44     574,286.44      35,437.40    35,437.40

OTHER INCOME (EXPENSE)
  Interest Income . . . . . . . . . . . .         657.57         657.57
  Interest Expense. . . . . . . . . . . .     (13,500.00)    (13,500.00)    (23,114.35)  (23,114.35)
                                           --------------  -------------  -------------  -----------
    TOTAL OTHER INCOME. . . . . . . . . .     (12,842.43)    (12,842.43)    (23,114.35)  (23,114.35)

NET INCOME (LOSS) . . . . . . . . . . . .  $  561,444.01     561,444.01      12,323.05    12,323.05
                                           ==============  =============  =============  ===========

EARNINGS PER SHARE:
Basic Earnings Per Share. . . . . . . . .  $        0.04                             -
                                           --------------                 -------------

WEIGHTED AVERAGE NUMBER OF COMMON . . . .     14,070,890                     9,218,288
                                           --------------                 -------------
   SHARES OUTSTANDING

Diluted Earnings Per Share. . . . . . . .  $        0.04                             -
                                           --------------                 -------------

WEIGHTED AVERAGE NUMBER OF COMMON . . . .     14,076,734    -                9,532,901
                                           --------------                 ------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

                      See the accompanying notes to these financial statements

                                 AMERICAN NORTEL COMMUNICATIONS, INC.
                                       STATEMENT OF CASH FLOWS
                  FOR THE PERIOD ENDED SEPTEMBER 30, 1998 AND YEAR END JUNE 30, 1998
                                             (UNAUDITED)


                                                                              1ST QTR    YEAR END 1998
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   561,444.01    466,459
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .        2,001.13     96,294
      Expenses paid with common stock . . . . . . . . . . . . . . . . . .       90,000.00    349,850
      Losses on sale of assets. . . . . . . . . . . . . . . . . . . . . .               -      5,875


    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .     (564,522.24)  (496,233)
      Unearned phone card revenue . . . . . . . . . . . . . . . . . . . .               -    (39,929)
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     (227,028.03)   (17,943)

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .      798,645.97     62,332
      Accrued Interest. . . . . . . . . . . . . . . . . . . . . . . . . .       13,500.00     54,000
      Accrued Payroll Taxes . . . . . . . . . . . . . . . . . . . . . . .       (3,486.65)   (34,715)
                                                                           ---------------  ---------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .      670,554.19    445,990


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .      (18,828.61)   (27,738)
                                                                           ---------------  ---------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .      (18,828.61)   (27,738)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on notes payable. . . . . . . . . . . . . . . . . . . . . . .               -   (155,000)
    Loans from control group. . . . . . . . . . . . . . . . . . . . . . .      (69,901.12)    48,500
    Repayment to control group. . . . . . . . . . . . . . . . . . . . . .               -   (197,150)
                                                                           ---------------  ---------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .      (69,901.12)  (303,650)
                                                                           ---------------  ---------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .      581,824.46    114,602

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .      147,524.00     32,922
                                                                           ---------------  ---------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $   729,348.46    147,524
                                                                           ===============  =========

        Cash paid during the year for interest. . . . . . . . . . . . . .  $            -     19,800
                                                                           ---------------  ---------

                       See the accompanying notes to these financial statements

NOTE  1:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the operating results that may be expect for the entire year ended June 30, 1999. These financial statements should be read in conjunction with the Company's June 30, 1998 financial statements and accompanying notes thereto.

NOTE  2:

     Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The 10% convertible debentures are considered to be common stock equivalents. Consequently, the number of shares issuable, assuming full conversion of these debentures as of the beginning of the year is added to the number of common shares. A fully diluted earnings per share is computed assuming conversion of all debentures.


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

             NONE;  NOT  APPLICABLE.

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

     In the quarter ended September 30, 1998, the Company provided long distance service as a reseller. The Company's focus on long distance service has become a profitable segment, and continues to provide quality telecommunications services for its customers. The Company has been able to negotiate a one-rate for Local Access Transport Areas LATAs, which has been successful and made the Company competitive in larger target-marketed areas. The Company anticipates continued profitability in this business segment and growth within its other telecommunication segments.

Results  of  Operations

Quarter  Ended  September 30, 1998 Compared to Quarter Ended September 30, 1997.

     Revenues for the quarter ended September 30, 1998 increased to $3,105,225 from $382,404 during quarter ended September 30, 1997. The increase in revenue is from the continued growth of the basic 1 Plus and 800 long distance service. The Company has purchased new accounts and has increased the Company's customer base through the use of outside telemarketers, which in turn, has significantly increased revenues.

     Selling expenses for the quarter ended September 30, 1998 increased to $84,053 from $14,862 during quarter ended September 30, 1997. The increase in selling expenses was a result of the increase in marketing costs expended by the Company. The Company was able to negotiate a lower cost per customer throughout their telemarketing out-source. The Company has increased is telemarketing to build a strong customer base.

     General and administrative expenses for quarter ended September 30, 1998 increased to $191,945 from $58,152 during quarter ended September 30, 1997. The increase was a result of the higher cost of billing services through the Local Exchange Carrier (LEC). The amount of the LEC billing charges is principally a result of the volume of customer calls made through the LEC.

     Interest expense for the quarter ended September 30, 1998 decreased to $13,500 from $23,114 during quarter ended September 30, 1997. The decrease in interest expense was a result of the decease in the amount of debt outstanding.

     Net earnings for the quarter ended September 30, 1998 was $561,444 compared to $12,323 for quarter ended September 30, 1997.

Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Cash provided by operating activities increased for the quarter ended September 30, 1998 by $224,564. The principle source of revenue is generated from the sales of long distance service to the Company's customers.

Capital  Resources

     Cash flows used by investing activities was $18,828 for the quarter ended September 30, 1998. The Company purchased new computer equipment to upgrade and replace incompatible equipment to adhere to internal requirements for the Year 2000.

     Cash flows used for financing activities was $69,901 in the quarter ended September 30, 1998. This cash outflow was attributable to notes receivables to control group.

Settlement  of  Notes  and  Interest

     The Company is delinquent on paying the principal and interest amounts due from 1993 pre-bankruptcy notes payables. The note holders have filed suit against ANC and the surety company. On April 7, 1998 a judgment was entered against the Company in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments are $144,529 and $33,876 including interest at 9% per annum.

     A judgment in favor of Express Services, Inc. for all amounts claimed due and owing (approximately $200,00) was granted in September 1998. After Fiscal 1998, the Company has made payments on the notes and intends to pay the remainder from working capital.

Year  2000

          The Company and its service provider utilize software, which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. The Company's management and Integretel
(IGT) service providers are taking steps to modify their equipment and software programs.

          The Year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems. The Company is assessing the readiness for its systems for handling the Year 2000. Currently the Company has purchased information systems internally to comply with the requirements for the Year 2000. Management currently believes that all material systems will be compliant for the year 2000 and the cost to address the issues is not material. The Company's service provider IGT has assured the Company that their information systems are Year 2000 complaint in all material effects.

     ITEM  7.     EXHIBITS

The  exhibits  filed  as  part  of  this  report  are  as  follows:

Exhibit  10.1
Material  Contracts:

Integretel  Agreement

     The agreement dated December 9, 1996 between the registrant and Integretel has entered into a Billing Services Agreement (One Plus (1+)) with Integretel Incorporated ("IGT") whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. Integretel is the only provider of this service to the Company and therefore is a material contract.

Exhibit  11
Computation  of  Earnings  Per  Share

Exhibit  27:
Financial  Data  Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                      AMERICAN NORTEL COMMUNICATIONS, INC.

Date: January 14, 1999                 by: /S/ W.P. Williams, Jr.
                                           W.P. WILLIAMS, JR., Director
                                           Chief Executive Officer