Form 10QSB
period 1998-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-01-26
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 [  X ] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quartely period ended December 31, 1998

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

     Yes          /   /     No     /   /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     DECEMBER  31,  1998

                        COMMON VOTING STOCK - 15,545,785

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.


NOTE  1:
--------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the operating results that may be expect for the entire year ended June 30, 1999. These financial statements should be read in conjunction with the Company's June 30, 1998 financial statements and accompanying notes thereto.

NOTE  2:
--------

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

     In the quarter ended December 31, 1998, the Company provided long distance service as a reseller. The Company's focus on long distance service has become a profitable segment, and continues to provide quality telecommunications services for its customers. The Company has been able to negotiate a one-rate for Local Access Transport Areas LATAs, which has been successful and made the Company competitive in larger target-marketed areas. The Company anticipates continued profitability in this business segment and growth within its other telecommunication segments.


Results  of  Operations

Quarter  Ended  December  31,  1998 Compared to Quarter Ended December 31, 1997.

     Revenues for the quarter ended December 31, 1998 increased to $4,152,602 from $1,173,705 during quarter ended December 31, 1997. The increase in revenue is from the continued growth of the basic 1 Plus and 800 long distance service. The Company has purchased new accounts and has increased the Company's customer base through the use of outside telemarketers, which in turn, has significantly increased revenues.

     Selling expenses for the quarter ended December 31, 1998 increased to $86,059 from $40,173 during quarter ended December 31, 1997. The increase in selling expenses was a result of the increase in marketing costs expended by the Company. The Company was able to negotiate a lower cost per customer throughout their telemarketing out-source. The Company has increased is telemarketing campaign to build a strong customer base.

     General and administrative expenses for quarter ended December 31, 1998 increased to $234,018 from $197,019 during quarter ended December 31, 1997. The increase was a result of the higher cost of billing services through the Local Exchange Carrier (LEC). The amount of the LEC billing charges is principally a result of the volume of customer calls made through the LEC.

     Interest expense for the quarter ended December 31, 1998 decreased to $13,500 from $31,554.00 during quarter ended December 31, 1997. The decrease in interest expense was a result of the decease in the amount of debt outstanding.

     Net earnings for the quarter ended December 31, 1998 was $895,618.00 Compared to $166,550 for quarter ended December 31, 1997.

Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Cash provided by operating activities increased for the quarter ended December 31, 1998 by $24,383. The principle source of revenue is generated from the sales of long distance service to the Company's customers.

Capital  Resources

     Cash flows used by investing activities was $9,973 for the quarter ended December 31, 1998. The Company continues to purchase additional computer equipment to upgrade and replace incompatible equipment to adhere to internal requirements for the Year 2000.

     Cash flows used for financing activities was $88,950 in the quarter ended December 31, 1998. This cash outflow was attributable to payment of $43,950 under notes payable to the control group. In addition, the Company has begun to pay down notes payable to unrelated third party on terms negotiated with note holders. During the quarter the Company paid $45,000 under note terms. The total amounts of notes negotiated are approximately $380,000.

Settlement  of  Notes  and  Interest

     The Company is has been delinquent on paying the principal and interest amounts due from 1993 pre-bankruptcy notes payables. The Company has negotiated the balance due with note holders and has begun to make payments to the note holders by $45,000.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.

Date: January 26, 1999                 By: /S/ W.P. Williams, Jr.
                                           ----------------------------
                                           W.P. WILLIAMS, JR., Director
                                           Chief Executive Officer

                              AMERICAN NORTEL COMMUNICATIONS, INC.
                                    COMPARATIVE BALANCE SHEET
                                     AS OF DECEMBER 31, 1998
                                           (UNAUDITED)

                               ASSETS

                                                          1998               1997
                                                   ----------------  ----------------
CURRENT ASSETS:
  Cash in Bank                                     $    654,808.72   $     84,042.66
  Prepaid Expenses                                      757,875.63        255,598.54
  Intangible Debt Issue                                  16,200.00         28,400.00
  Accounts Receivable                                 1,873,816.82        370,930.67
                                                   ----------------  ----------------

    TOTAL CURRENT ASSETS                           $  3,302,701.17        738,971.87


PROPERTY AND EQUIPMENT:
  Telecommunications Property                             1,650.00          1,650.00
  Equipment                                              33,665.77         38,057.20
  Computer Equipment                                     38,271.01                 -
  Furniture and Fixtures                                  4,660.00                 -
LESS: Accumulated Depreciation                          (16,119.13)       (16,939.00)
                                                   ----------------  ----------------
    TOTAL PROPERTY AND EQUIPMENT                         62,127.65         22,768.20

OTHER ASSETS:
  Investment Through Barter                                      -         47,977.94
  Other Assets                                            6,666.94         50,372.90
  Due from related party                                276,869.68         80,169.69
                                                   ----------------  ----------------
    TOTAL OTHER ASSETS                                  283,536.62        178,520.53
                                                   ----------------  ----------------

    TOTAL ASSETS                                   $  3,648,365.44        940,260.60
                                                   ================  ================


                                LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                              1,349,146.21        400,640.84
  Trade Accounts Payable - Other                        439,327.00        439,327.00
  Federal Payroll Taxes Payable                          13,210.61         16,627.12
  Notes Payable                                         650,000.00        763,743.33
  Accrued Interest Payable                              409,989.00        355,989.00
                                                   ----------------  ----------------

    TOTAL CURRENT LIABILITIES                         2,861,672.82      1,976,327.29

LONG-TERM LIABILITIES:
  Converted Debentures                                   18,750.00         93,750.00
  Unearned Phone Card Revenue                                    -         31,929.30
                                                   ----------------  ----------------

    TOTAL LONG-TERM LIABILITIES                          18,750.00        125,679.30
                                                   ----------------  ----------------

    TOTAL LIABILITIES                                 2,880,422.82      2,102,006.59

STOCKHOLDERS' EQUITY

  Common Stock                                       22,073,002.00     21,890,002.00
  Treasury Stock                                       (270,000.00)      (270,000.00)
  Retained Earnings(Loss)                           (21,035,059.38)   (22,781,747.99)
                                                   ----------------  ----------------

    TOTAL STOCKHOLDERS' EQUITY                          767,942.62     (1,161,745.99)
                                                   ----------------  ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  3,648,365.44        940,260.60
                                                   ================  ================

            See the accompanying notes to these financial statements

                                   AMERICAN NORTEL COMMUNICATIONS, INC.
                                         STATEMENT OF CASH FLOWS
                  FOR THE PERIOD ENDED DECEMBER 31, 1998 AND YEAR END SEPTEMBER 30, 1998
                                               (UNAUDITED)


                                                                                2ND QTR        1ST QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                             $   655,616.96   $ 561,444.01
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization                                              2,001.00       2,001.13
      Expenses paid with common stock                                                   -      90,000.00


    (Increase) decrease in:
      Trade accounts receivable                                             (1,086,196.60)   (564,522.24)
      Prepaid expenses                                                        (432,851.22)   (227,028.03)

    Increase (decrease) in:
      Trade accounts payable                                                   865,479.02     798,645.97
      Accrued Interest                                                          13,500.00      13,500.00
      Accrued Payroll Taxes                                                      6,834.26      (3,486.65)
                                                                           ---------------  -------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      24,383.42     670,554.19


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                         (9,973.17)    (18,828.61)
                                                                           ---------------  -------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                      (9,973.17)    (18,828.61)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Payment on notes payable                                                   (45,000.00)             -
    Loans from control group                                                   (43,949.99)    (69,901.12)
                                                                           ---------------  -------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (88,949.99)    (69,901.12)

        NET INCREASE (DECREASE) IN CASH                                        (74,539.74)    581,824.46

        CASH AT BEGINNING OF PERIOD                                            729,348.46     147,524.00
                                                                           ---------------  -------------
              CASH AT END OF PERIOD                                        $   654,808.72   $ 729,348.46
                                                                           ===============  =============

            See the accompanying notes to these financial statements

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                   COMPARATIVE STATEMENT OF OPERATIONS
                            FOR THE PERIOD ENDING DECEMBER 31, 1998 AND 1997
                                               (UNAUDITED)


                                                  FISCAL YEAR 1999                FISCAL YEAR 1998
                                            2ND QUARTER     YEAR TO DATE    2ND QUARTER     YEAR TO DATE
INCOME
  Airtime Income                           $4,152,601.58    7,257,826.89   $1,173,705.43   1,556,109.35


COST OF SALES                               2,925,684.00    5,180,814.12      723,651.34     997,602.95

                                           --------------  --------------  --------------  -------------
GROSS PROFIT                                1,226,727.58    2,077,012.77      450,054.09     558,506.40

  SELLING EXPENSES                             86,059.12      170,112.87       40,173.32      53,786.31

  GENERAL & ADMINISTRATIVE                    234,018.43      425,963.43      197,019.00     255,171.42
                                           --------------  --------------  --------------  -------------
    TOTAL EXPENSES                            320,077.55      596,076.30      237,192.32     308,957.73

    EARNINGS (LOSS) FROM OPERATIONS           906,650.03    1,480,936.47      212,861.77     249,548.67

OTHER INCOME (EXPENSE)
  Other Income                                    218.82          218.82         (430.11)       (430.11)
  Interest Income                               2,248.82        2,906.39      (14,327.60)    (15,577.10)
  Interest Expense                            (13,500.00)     (27,000.00)     (31,553.80)    (54,668.15)
                                           --------------  --------------  --------------  -------------
    TOTAL OTHER INCOME                        (11,032.36)     (23,874.79)     (46,311.51)    (70,675.36)
                                                       -
      NET INCOME (LOSS)                    $  895,617.67    1,457,061.68   $  166,550.26     178,873.31
                                           ==============  ==============  ==============  =============

EARNINGS PER SHARE:
Basic Earnings Per Share                   $        0.06                   $        0.02
                                           --------------                  --------------

WEIGHTED AVERAGE NUMBER OF COMMON             14,381,606                      10,757,316
                                           --------------                  --------------
   SHARES OUTSTANDING

Diluted Earnings Per Share                 $        0.06                   $        0.02
                                           --------------                  --------------

WEIGHTED AVERAGE NUMBER OF COMMON             14,387,450                      11,071,929
                                           --------------                  --------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

            See the accompanying notes to these financial statements