Form 10QSB
period 1999-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-04-30
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [X]   QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quartely period ended March 31, 1999

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

     Yes   /   /     No  /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     APRIL  15,  1999

                        COMMON VOTING STOCK - 15,545,785

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                       AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE BALANCE SHEET
                                           AS OF MARCH 31, 1999 AND 1998
                                                     UNAUDITED


                                      ASSETS

                                                       1999             1998
CURRENT ASSETS:
  Cash and Cash Equivalents . . . . . . . . . .  $    287,832.55                        134,114.30
  Prepaid Expenses. . . . . . . . . . . . . . .       726,935.25                        125,253.88
  Intangible Debt Issue . . . . . . . . . . . .        16,200.00                         28,400.00
  Cable and Wirless . . . . . . . . . . . . . .                -                         68,638.13
  Accounts Receivable . . . . . . . . . . . . .     2,377,714.73                        427,681.82
                                                 ----------------                   ---------------

    TOTAL CURRENT ASSETS. . . . . . . . . . . .                    $  3,408,682.53                        784,088.13

PROPERTY AND EQUIPMENT:
  Telecommunications Property . . . . . . . . .         1,650.00                          1,650.00
  Equipment . . . . . . . . . . . . . . . . . .        98,675.18                         58,448.50
LESS: Accumulated Depreciation. . . . . . . . .       (19,119.13)                       (16,939.00)
                                                 ----------------                   ---------------
    TOTAL PROPERTY AND EQUIPMENT. . . . . . . .                          81,206.05                         43,159.50

OTHER ASSETS:
  Investment Through Barter . . . . . . . . . .                -                         47,977.94
  Other Assets. . . . . . . . . . . . . . . . .         6,666.94                         80,448.00
  Due to Related Party. . . . . . . . . . . . .       437,114.76                        158,669.69
                                                 ----------------                   ---------------
    TOTAL OTHER ASSETS. . . . . . . . . . . . .                        443,781.70                        287,095.63
                                                                  ----------------                   ---------------

    TOTAL ASSETS. . . . . . . . . . . . . . . .                   $  3,933,670.28                      1,114,343.26
                                                                  ================                   ===============


LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable. . . . . . . . . . . .     1,104,380.46                        439,488.83
  Trade Accounts Payable - Other. . . . . . . .       410,327.00                        439,327.00
  Payroll Taxes Payable . . . . . . . . . . . .        55,179.32                         19,878.52
  Notes Payable . . . . . . . . . . . . . . . .       620,000.00                        708,191.90
  Accrued Interest Payable. . . . . . . . . . .       291,801.50                        369,489.00
                                                 ----------------                   ---------------

    TOTAL CURRENT LIABILITIES . . . . . . . . .                      2,481,688.28                      1,976,375.25

LONG-TERM LIABILITIES:
  Converted Debentures. . . . . . . . . . . . .        18,750.00                         93,750.00
  Unearned Phone Card Revenue . . . . . . . . .                -                          4,429.30
                                                                                    ---------------
    TOTAL LONG-TERM LIABILITIES . . . . . . . .                         18,750.00                         98,179.30
                                                                  ----------------                   ---------------

    TOTAL LIABILITIES . . . . . . . . . . . . .                      2,500,438.28                      2,074,554.55

STOCKHOLDERS' EQUITY

  Common Stock. . . . . . . . . . . . . . . . .    21,920,002.00                     21,919,002.00
  Treasury Stock. . . . . . . . . . . . . . . .      (117,000.00)                      (270,000.00)
  Retained Earnings(Loss) . . . . . . . . . . .   (20,369,770.00)                   (22,609,213.29)
                                                 ----------------                   ---------------

    TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .                      1,433,232.00                       (960,211.29)
                                                                  ----------------                   ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.                   $  3,933,670.28                      1,114,343.26
                                                                  ================                   ===============

                                    AMERICAN NORTEL COMMUNICATIONS, INC.
                                           STATEMENT OF CASH FLOWS
                          FOR THE PERIOD ENDED MARCH 31, 1999 AND DECEMBER 31, 1998
                                                  UNAUDITED


                                                                              3RD QTR          2ND QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 802,208.23   $   655,616.96
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization . . . . . . . . . . . . . . . . . . .      3,000.00         2,001.00

    (Increase) decrease in:
      Trade accounts receivable . . . . . . . . . . . . . . . . . . . . .   (503,897.91)   (1,086,196.60)
      Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .     30,940.38      (432,851.22)

    Increase (decrease) in:
      Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .   (273,765.75)      865,479.02
      Interest payable. . . . . . . . . . . . . . . . . . . . . . . . . .    (67,187.50)       13,500.00
      Payroll taxes payable . . . . . . . . . . . . . . . . . . . . . . .     41,968.71         6,834.26
                                                                           -------------  ---------------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES. . . . . . . .     33,266.16        24,383.42


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment . . . . . . . . . . . . . . . . .    (22,078.40)       (9,973.17)
                                                                           -------------  ---------------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES. . . . . . . .    (22,078.40)       (9,973.17)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Gain on maturing note  NOTE 3 . . . . . . . . . . . . . . . . . . . .    (81,000.00)               -
    Disposition of debt obligations . . . . . . . . . . . . . . . . . . .   (112,006.50)               -
    Payment on notes payable. . . . . . . . . . . . . . . . . . . . . . .    (25,000.00)      (45,000.00)
    Loans from control group. . . . . . . . . . . . . . . . . . . . . . .   (160,157.43)      (43,949.99)
                                                                           -------------  ---------------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES. . . . . . . .   (378,163.93)      (88,949.99)
                                                                           -------------  ---------------

        NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .   (366,976.17)      (74,539.74)

        CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . .    654,808.72       729,348.46
                                                                           -------------  ---------------
              CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . .  $ 287,832.55   $   654,808.72
                                                                           =============  ===============

                                AMERICAN NORTEL COMMUNICATIONS, INC.
                            COMPARATIVE STATEMENT OF INCOME AND EXPENSE
                           FOR THE PERIOD ENDING MARCH 31, 1999 AND 1998
                                            UNAUDITED


                                                   1999                            1998
                                        3RD QUARTER    YEAR TO DATE    3RD QUARTER     YEAR TO DATE
INCOME
  Airtime Income . . . . . . . . . .  $4,622,597.17   11,880,424.06   $1,467,227.38   3,023,336.73


COST OF SALES. . . . . . . . . . . .   3,361,703.14    8,542,558.21      985,196.57   1,982,799.52


GROSS PROFIT . . . . . . . . . . . .   1,260,894.03    3,337,865.85      482,030.81   1,040,537.21

  SELLING EXPENSES . . . . . . . . .     371,671.59      694,164.01       32,655.67      86,441.98

  GENERAL & ADMINISTRATIVE . . . . .     262,892.19      671,311.54      223,345.75     478,517.07
                                      --------------  --------------  --------------  -------------
    TOTAL EXPENSES . . . . . . . . .     634,563.78    1,365,475.55      256,001.42     564,959.05

    EARNINGS (LOSS) FROM OPERATIONS.     626,330.25    1,972,390.30      226,029.39     475,578.16

OTHER INCOME (EXPENSE)
  Other Income . . . . . . . . . . .      98,006.50      179,225.32         (830.00)     (1,260.11)
  Gain on Maturing Note  NOTE 3. . .      81,000.00
  Amortization Expense . . . . . . .              -               -      (19,668.80)    (35,245.90)
  Interest Expense . . . . . . . . .     (13,500.00)     (40,500.00)     (32,995.99)    (87,664.14)
  Interest Income. . . . . . . . . .      10,371.48       13,277.87               -              -
                                      --------------  --------------  --------------  -------------
    TOTAL OTHER INCOME . . . . . . .     175,877.98      152,003.19      (53,494.79)   (124,170.15)

NET INCOME (LOSS). . . . . . . . . .  $  802,208.23    2,124,393.49   $  172,534.60     351,408.01
                                      ==============  ==============  ==============  =============



  COMMON VOTING SHARES . . . . . . .                     15,153,785                     14,237,016

NOTE  1:
--------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ending March 31, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 1999. These financial statements should be read in conjunction with the Company's June 30, 1998 financial statements and accompanying notes thereto.

NOTE  2:
--------

     Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The 10% convertible debentures are considered to be common stock equivalents. Consequently, the number of shares issuable, assuming full conversion of these debentures as of the beginning of the fiscal year is added to the number of common shares. A fully diluted earnings per share is computed assuming conversion of all debentures.

NOTE  3:
--------

     It is probable that a gain contingency will result, and the amount of gain can be reasonably estimated. Management has elected to remove a maturing note payable to EF Waters Trust and any accrued interest payable.

NOTE  4:
--------

     Management is reevaluating the valuation of the net operating loss carryforwards generated in prior periods. Management is also in the process of calculating the deferred tax assets and considering the recording of the deferred tax assets generated from the net operating loss carryforwards.

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

     In the quarter ended March 31, 1999, the Company provided long distance service as a reseller. The Company's focus on long distance service has become a profitable business, and continues to provide quality telecommunications services for its customers. The Company anticipates continued profitability in this business segment and growth within its other telecommunication segments. The Company has also been able to target markets that have high volume calls and international calls. International calling represented 47% of the Company's revenues. The Company has experienced an increase in competition domestically in market pricing, and is currently seeking joint venture and investment acquisition opportunities to curtail the effects of cost competition in the domestic resale market.

     On April 23, 199, the Company has invested and purchased for the achievement of investment and acquisition goals 1,000,000 shares of Dauphin Technology, Inc. (DNTK). The acquisition price was $635,000. Dauphin
Technology  is  a  manufacturer  of  laptop  computers  and  components.

Results  of  Operations

Quarter  Ended  March  31,  1999  Compared  to  Quarter  Ended  March  31, 1998.

     Revenues for the quarter ended March 31, 1999 increased to $4,622,597 from $1,467,227 during quarter ended March 31, 1998. The increase in revenue is from the continued growth of the basic 1 Plus and 800 long distance service. The Company has purchased new accounts and has increased the Company's customer base through the use of outside telemarketers, which in turn, has significantly increased revenues. The Company has also increased its market share in large call volume areas and has concentrated on international calling which has higher profit margin which is not being directly affected by the market competition which is very intense in the domestic calling area.

     Selling expenses for the quarter ended March 31, 1999 increased to $371,672 from $32,656 during quarter ended March 31, 1998. The increase in selling expenses was a result of the increase in marketing costs expended by the Company through telemarketing. The Company has increased its telemarketing campaign to build a strong customer base. The marketing costs that were previously re-negotiated have assisted in stabilizing the cost of marketing.

     General and administrative expenses for quarter ended March 31, 1999 increased to $262,892 from $223,345 during quarter ended March 31, 1998. The increase was a result of payment of salary for the CEO versus the issuance of stock for services. The Company has increased its customer service base to provide a bi-lingual assistance to non-English speaking customers. The Local Exchange Carrier (LEC) has been continually increasing the cost of wholesale traffic and the Company anticipates that this trend will continue.

     Interest expense for the quarter ended March 31, 1999 decreased to $13,500 from $32,996 during quarter ended March 31, 1998. The decrease in interest expense was a result of lower debt outstanding.

     Net earnings for the quarter ended March 31, 1999 was $802,208 for .06 per diluted shares compared to $172,535 for .02 per diluted shares for quarter ended March 31, 1998.

Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Cash provided by operating activities increased for the quarter ended March 31, 1999 by $33,266. The principle source of revenue is generated from the sales of long distance service to the Company's customers.

Capital  Resources

     Cash flows used by investing activities was $22,078 for the quarter ended March 31, 1999. The Company continues to purchase additional computer equipment to upgrade and replace incompatible equipment to adhere to internal requirements for the Year 2000.

     Cash flows used for financing activities was $378,164 in the quarter ended March 31, 1999. This cash outflow was attributable to payment of $160,157 under loans to the control group. In addition, the Company has begun to pay down notes payable to unrelated third party on terms negotiated with note holders. During the quarter the Company paid $218,006 under note terms. The total amounts of notes negotiated are approximately $405,000. The notes paid represent pre-bankruptcy obligations from 1993, and were re-negotiated with pay off, default, and maturity provisions.

Year  2000

          The Company and its service provider utilize software, which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. The Company's management and Integretel
(IGT) service providers have taken steps to modify and upgrade equipment and software programs to be prepared for the Year 2000 conversions.

          The Year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems.
Currently the Company has purchased information systems internally to comply with the requirements for the Year 2000. Management currently believes that all material systems are compliant for the year 2000 and the cost to address the issues is not material. The Company's service provider IGT is complaint with Year 2000 readiness and has assured the Company that their information systems are Year 2000 complaint in all material effects.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.

Date: April 30, 1999                      by: /S/ W.P. Williams, Jr.
                                              ----------------------------
                                              W.P. WILLIAMS, JR., Director
                                              Chief Executive Officer