Form 10KSB
period 1999-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-09-14
CIK 875711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X]    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934
                             For  the  fiscal  year  ended  JUNE  30,  1999
                                       or
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For  the  transition  period  from N/A to N/A
                                                                ---    ---

                         Commission File Number: 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
     (Name  of  small  business  issuer  as  specified  in  its  charter)
               WYOMING                                87-0507851
        State of Incorporation             IRS Employer Identification Number

7201  EAST  CAMELBACK  ROAD,  SUITE  320,  SCOTTSDALE,  AZ  85251
      (Address  of  principal  executive  offices)
Issuer's  telephone  number:   (480)  945-1266

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

           [X]  Yes     [ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  17,103,286

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule
-----------------------------------------
12b-2  of  the  Exchange  Act.)


As of July 31, 1999, there were 7,847,612 common shares outstanding at a weighted average market price per share of $.72 cents at an aggregated value of $5,650,281 and total number of votes were 7,847,612.


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

DESCRIPTION  OF  BUSINESS

Overview

     American Nortel Communications, Inc. ("ANC" or "Company") is a reseller of 1-Plus and 1-800 long-distance telecommunications services. ANC resells to customers long distance telephone time that it purchases or leases from other long distance carriers. The Company's volume of sales grew substantially in the fiscal year ended June 30, 1999 ("Fiscal 1999") and the Company had gross revenues of $17,103,286 during Fiscal 1999 as compared to gross revenues of $4,646,222 during the prior Fiscal year.

     ANC resells long distance telephone services to both small business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to its customers. ANC is charged for the time it uses beyond certain minimum requirements and in turn charges its customers a certain amount per minute. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers. ANC out-sources its sales and marketing to telemarketers and it pays those telemarketers a certain amount for each new customer obtained. The Company does not direct-bill its customers, but rather utilizes the Local
Exchange Carriers (LEC) which provide local area telephone service to the Company long-distance customers, for billing and collections. LECs receive a fee based upon a certain percentage of amount collected. Management believes that the practice of billing through LECs has substantial advantages since it increases the likelihood and promptness of collections.

ANC's method of operations has certain advantages and disadvantages. Because it purchases long-distance services from others and uses third parties for sales and marketing, ANC has low capital requirements, equipment costs, rent and salaries. On the other hand, ANC is dependent upon others whom it does not control to provide essential services to ANC and its ability to contract for such services at competitive rates. With regard to its cost of obtaining long distance time, there is presently a surplus of lines and capacity held by carriers who sell long distance usage time to ANC on a bulk basis, and ANC believes that such surplus will continue in the foreseeable future.

ANC's revenues have increase from the sale of long distance internationally. The Company has been successful in promoting and selling long distance services at a competitive rate for international calling. ANC's customer base has increased for long distance calls to Russia and Asian Countries. The company generates a percentage of its revenues from international calling.

Competition

The long distance telephone industry is intensely competitive. There are many large and small competitors in the industry, many of which share the same target market as ANC. Many of the Company's competitors have much larger resources, and are more established and have a larger customer base than ANC. There are also a large number of resellers, many of who operate in a manner similar to ANC. Competition among resellers and other providers of long-distance services generally is conducted on the basis of price. Prices have been decreasing over the last several years, sometimes dramatically, for a variety of communication services. Customers have become more sophisticated and price conscious. They are likely to switch services when new competitor communication packages become available, and switching from one service provider to another typically has few, if any, cost implications for a customer. ANC constantly obtains new customers to replace its customer account attrition. Other sources of competition may be developing because of new offerings by telecommunication providers, such as cable television industry, Internet telephony, and voice and data communication.

Regulatory  Background

     The Company and its industry are subject to regulations by the U.S. Federal Communications Commission.

The existing domestic long distance telecommunications industry was principally shaped by a 1984 court decree that required the divestiture by AT&T of its 22 Bell operating companies, organized those companies under seven regional Bell operating companies and divided the country into some 200 Local Access Transport Areas or LATAs. The incumbent local exchange carriers, which include the seven regional Bell operating companies as well as independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and long distance service within Local Access Transport Areas, but the regional Bell operating companies were prohibited from providing long distance service between Local Access Transport Areas. The right to provide long distance service was given to AT&T and the other interexchange carriers. Conversely, interexchange carriers were prohibited from providing local telephone service.

     The Telecommunications Act enacted in 1996 significantly altered the telecommunications industry. The regional Bell operating carriers are now permitted to provide long distance service originating (or in the case of "800" service, terminating) outside the local services areas or offered in conjunction with other ancillary services, including wireless services. Following application to the FCC, and upon a finding by the FCC that the regional Bell operating companies face facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, a the Bell operating carrier may provide long distance service within its local service area. Having opened the interexchange market to the Bell operating companies, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs Bell operating companies to allow competing telecommunications service providers, such as the Company, to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. The practical result of regulatory actions was to give resellers of long distance services, such as the Company, access to potential customers directly through the local area exchange network.

     Legislative, judicial and, technology factors have helped to create the foundation for smaller long distance providers, such as the Company, to emerge as alternative long distance service. The FCC has required all Interexchange carriers to allow the resale of their services. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. The Company believes that, as a result of digital fiber optic technology and installation of fiber optic transmission networks, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. The Company believes that resellers and the smaller long distance service providers represent a source of such traffic to carriers with excess capacity. Thus, resellers have become an integral part of the long distance telecommunications industry.

Industry  Evolution

     Resellers represent a paradox in the telecommunications marketplace. They are simultaneously a source of revenues to the major long distance providers and yet resellers represent a risk to the product quality, reputation and pricing of the major providers. Not only do long distance service resellers receive legal protection to compete with the network based major carriers, but also the resellers' sale of network based carrier excess capacity represents a source of additional traffic for such carriers. The Company believes that the three major carriers and most regional carriers have a substantial excess telecommunication transmission capacity and that the constant technological and facility upgrading will continue, with resultant excess capacity in the carriers' network for the foreseeable future.

     Resellers exist primarily due to their ability to offer substantially discounted long distance toll rates, and increasingly, discounted calling card rates and other discounted services, to their prime target markets, which are small and medium sized businesses. The main target market for most resellers consists of business which have long distance bills that are less than $25,000 per month. This customer segment is generally not as profitable as other markets for wholesale or major carriers to serve and the major carriers have focused on the larger businesses, generally those who are currently paying more than $25,000 a month in long distance charges.

     Traditionally, many resellers originated as customer base groups or aggregators of customers, and their operations generally are marked by relatively low overhead and low capital investment in property, plant & equipment. Resellers often offer services that larger carriers are not prepared to offer, such as customized location billing, non-telecom billing services, international call-back, customized calling cards, multiple carrier service at single locations with single invoices, and split dedicated service. Although new entrants face some regulatory barriers, the costs of overcoming these are low. With low entry barriers, a significant portion of the telecommunications market is still open to significant competition on a price and service basis. To date, resellers have been able to quickly build sizable customer bases on marketing and telemarketing strengths. In many cases, rapid growth has strained some reseller's ability to manage their growing revenues and their general business enterprise. Therefore, their ability to attract capital to finance receivables, improve facilities and equipment, and develop management and systems infrastructure, will be the difference between resellers that survive as independent companies and those that are acquired or fail.

The Company believes that the major carriers and some of the regional carriers will continue to derive a portion of their revenues from their wholesalers and resale market. The Company believes that opportunities for future growth of its business exists in high gross profit product/service area segments, including prepaid calling cards, international services, cellular and wireless services, video and data transmission, web-sight and internet-access, 800 number service, voice mail and electronic mail. Within the resale market as a whole, switchless resellers, such as the Company, appear to have experienced in recent periods a higher percentage growth than have facilities-based carriers in all the segments previously mentioned. However, more switchless resellers will become facilities-based as they acquire small companies and as their traffic increase in geographic zones, which will increase their ability to purchase or lease a switch. More traffic flowing in a given area would enhance a reseller's ability to make a switch economically viable and more profitable for that geographic zone. Should this trend continue, there would be substantially fewer resellers that are switchless in the next five to ten years.

Service  and  Products

     The Company offers a basic 1 plus and 800 long distance services. ANC success as a provider of these basic services depends significantly on the volume discounts it has been able to negotiate with its underlying carriers.

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

Growth  Strategy

     The Company intends to increase market share in each market it serves through the acquisition of strategic competitive firms providing value-added services to the core businesses of the Company. The Company is not presently a party to any acquisition agreement, nor has the Company completed any such acquisition. Marketing tactics will be employed to not only conserve resources, but to increase credibility and visibility in the targeted marketplace. Strategic planning to be used includes editorial coverage in industry specific media along with general interest publications.

     The Company plans to promote value-added services or product areas that will be the focus of the Company's marketing strategy. By providing customized systems and value-added services, the Company can also provide many of the regular long distance products that are tied into the system without excessively discounting the price of the long distance. However, a discount for the long distance will generally be used to promote the sale of long distance services along with the value-added products and services. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers. Telemarketing is the Company's principal recurring expense and is its principal sales and marketing expense. ANC out-sources its marketing efforts to telemarketers and it pays those telemarketers a certain amount for each new customer obtained.

     American Nortel is a Wyoming corporation that was formed in 1979. In September 1994, American Nortel and its subsidiary Nortel Communications, Inc., filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Utah, Central Division (Case Numbers 948-24604 and 948-24605). The proceedings were later converted to Chapter 7 liquidation proceedings, and dismissed on February 7, 1996. American Nortel sold its Nortel Communications subsidiary in June 1996 for nominal consideration to an affiliate of former directors. During the pendancy of the bankruptcy proceedings, in June 1995, a controlling stock interest in the company was sold to Wilcom, Inc., which is currently the majority stockholder of the Company. In June 1995, the Company's operations were dormant. Following dismissal of its bankruptcy proceeding in February 1996, the Company engaged in several business ventures, principally the issuance of prepaid long distance phone cards which it bartered for goods and services, principally real estate properties. These ventures were not successful, and the Company rescinded the barter transactions in 1997, at which time it commenced it present business of reselling long distance telecommunications services.

Additional  Information

     The Company intends to provide to its stockholder's an annual report including audited financial statements.

     The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's internet site at www.sec.gov.
                    ------------

ITEM  2.     DESCRIPTION  OF  PROPERTY

          The Company's offices are located in Scottsdale, Arizona. The Company leases 1700 square feet of office space on a month to month basis for approximately $25,000 annually. The Company is presently reviewing available office space in the Phoenix, Arizona metropolitan area, and expects to lease new office space in the near future. The Company had eight employees and approximately eight full-time equivalent employees at July 31, 1999.

ITEM  3.     LEGAL  PROCEEDINGS

ANC  has  been  named  as  defendant  in  the  following:

Hartzog Conger Cason vs. ANC - The suit is discussed in Note 8 of the Financial Statements. The Company is a defendant in four lawsuits in which the plantiffs have made claims aggregating approximately $500,000. ANC was delinquent paying the principal and interest amounts due under the terms of the convertible notes payable. The note holders filed suit against ANC and the surety company.

On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments were $144,529 and $33,876 including interest at 9% per annum.

A judgment in favor of Express Services, Inc. for all amounts claimed due and owing was granted in September 1998. The Court determined that interest is payable at the 9% rate specified in the agreement without penalty.

A judgement in favor of Southwest Securities, Inc. for all amounts claimed due and owing was granted in May 1999. The Court determined that interest is payable at the 9% rate specified in the agreement without penalty.

     In 1996, ANC was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of ANC. The Securities Division will neither confirm nor deny that the investigation is on-going, and the Securities Division advised ANC that any investigation, which would be in the preliminary stages, would be kept confidential and not necessarily be any indicator of wrongdoing. ANC has had no further contact on this matter from the Division since November 3, 1997.

          In addition to the foregoing, ANC is a party to legal proceedings and other various claims and law suits in the normal course of its business which, in the opinion of management, are not individually or collectively material to its business or financial condition.

Long  Distance  Service  Agreements

          On December 9, 1996 ANC entered into a Billing Services Agreement (One Plus (1+)) with Integretel Incorporated ("IGT") whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renewed on December 9, 1998, as neither party had given notice of terminations prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company's transaction volume decreases by 25% from the preceding month or less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement. IGT is the only provider of this service to the Company.

     On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component, which is calculated by multiplying the estimated purchase price by the advance component percentage, is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to refuse to accept or reject acceptance of accounts and except for the right of IGT to charge back amounts to ANC under certain circumstances, the sale of accounts is without recourse and IGT assumes the full credit risk. Certain charge backs and fees are recourse obligations of ANC. IGT maintains both Non-recourse and Recourse accounts comprising the Combined account for ANC. The maximum purchase obligation of IGT to ANC is $3,000,000. Subsequently, it was increased to $4,000,000 in June 30, 1999.

     On April 24, 1997 ANC entered into a Reseller Agreement with Total Network Services, a division of Cable and Wireless. The agreement was for an additional 24 months and was renewed (with no stated termination date). It provides for minimum monthly payments for service of $10,000, $30,000 and $40,000 in the 2nd, 3rd and 4th months respectively after service initiation and $50,000 thereafter through the term of the agreement. Through June 30, 1999, the Company's actual utilization has exceeded the minimums. Total Network Services is currently the only provider of this service to the Company.

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

     On November 18, 1997 ANC entered into a service agreement with Accutel, Inc. whereby Accutel would acquire and provide LEC customers to ANC, which meet certain criteria as specified in the agreement. ANC pays a fee for 1000 verified customers generated.
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 1999.

                                     PART II

ITEM  5.      MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     ANC common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-Dealer Quotation System ("Electronic Bulletin Board") under the symbol "ARTM".

     The following table sets forth for the periods indicated the high and low bid quotations for the Company's Common Stock. These quotations represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

     At June 30, 1999, there were 15,163,785 shares of common stock of the Company outstanding. There were approximately 754 record holders of common stock on that date.

                                  HIGH BID  LOW BID
FISCAL 1999

Quarter Ended June 30, 1999            .85      .58

Quarter Ended March 31, 1999          1.25      .62

Quarter Ended December 31, 1998        .16      .04

Quarter Ended September 30, 1998       .10      .04



FISCAL 1998                       HIGH BID  LOW BID

Quarter Ended June 30, 1998            .59      .25

Quarter Ended March 31, 1998           .77      .48

Quarter Ended December 31, 1997        .94      .54

Quarter Ended September 30, 1997       .87      .37

     The Company has never paid dividends on any of its shares. The Company does not anticipate paying dividends at any time in the foreseeable future and, any profits will be used in the Company's business. The terms of debt instruments do and will limit the payment of dividends on Common Stock. The
Transfer Agent and Registrar for the common stock is American Stock Transfer located New York, NY.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage its growth; litigation; changes in regulations; competition in the long distance telecommunications market; the Company's ongoing contractual relationship with its long distance carriers and other service providers; dependence upon key personnel; changes in rates of customer attrition; the adoption of new, or changes in, accounting policies or practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in offering additional communications products and services.

     On April 23, 1999, the Company invested and purchased for the achievement of investment and acquisition goals 1,000,000 shares of Dauphin Technology, Inc.
(DNTK). The acquisition price was $578,000. Dauphin Technology is a manufacturer of laptop computers and components.

Results  of  Operations

Fiscal  Year  End  June  30,  1999  Compared  to  Fiscal Year End June 30, 1998.

     Revenues for Fiscal 1999 increased 73% to $17,103,286 from $4,646,222 during Fiscal 1998. The increase in revenue is principally the result of growth the basic 1 Plus and 800 long distance service, and an increase in international long distance calling. The Company has purchased new accounts and has also increased its customer base through the use of outside telemarketers, which in turn, has significantly increased revenues. The Company has also increased its market share in large call volume areas and has concentrated on international calling which has higher profit margin, and which is not being directly affected by the intense competition in the U.S. domestic long distance market. During Fiscal 1999, approximately 62% of revenue related to international calling, compared to approximately 44% during Fiscal 1998.

     Selling expenses for the Fiscal 1999 increased to $994,863 from $207,716 during Fiscal 1998. The increase was principally the result of expended telemarketing, which is the Company's primary means of attracting new customers. The Company has increased its telemarketing campaign to build its customer base.

     General and administrative expenses for Fiscal 1999 increased 34% to $1,221,880 from $801,785 during Fiscal 1998. The increase was principally due to the Company's commencement of a cash salary for the CEO, who previously was paid stock for services. The Company also increased its customer service personal to provide a bi lingual assistance to non-English speaking customers in connection the Company's international calling programs.

     Interest expense for Fiscal 1999 decreased 73% to $28,757 from $107,522 during Fiscal 1998. The decrease in interest expense was a result of lower debt outstanding.

     Income tax benefit for the Company has been recorded as a net deferred tax asset of $1,050,000 reflecting the benefit of the net operating loss carry forwards, which expire from 2009 through 2012. Realization depends on generating sufficient taxable income before expiration of the loss carry forward. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

     At June 30, 1999 the Company had net operating loss carry forwards of $6,449,000. The Company generated income of $3,048,000 for June 30, 1999 and utilized $3,048,000 of its net operating loss carry forwards to reduce its 1999 income tax expense to zero. This left unused net operating losses of $3,401,000. Realization of the future tax benefits related to these net operating loss carry forwards, as a deferred tax asset, is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes for June 30, 1999. The Company has concluded that the valuation allowance is no longer needed.

     In Fiscal 1999, the Company has extraordinary income of $736,340. The increase was due to the restructuring of debts the Company renegotiated. The Company renegotiated an aggregate of $1,077,989 of outstanding debts, including payment of accrued but unpaid interest.

     Net earnings for fiscal 1999 was $4,097,599, for $.27 per basic shares and $.27 diluted per share, compared to $466,459, for $.04 per basic shares and $.03 diluted per share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has funded its working capital requirements primarily from cash provided by operating activities; working capital at June 30, 1999 is $1,182,773; the ending cash balance at June 30, 1999 is $717,851. The Company is able to sustain its viability from cash generated from operations. Cash provided by operating activities increased for the Fiscal 1999 by $1,182,773 compared to $445,990 from Fiscal 1998. The principle source of revenue is generated from the sales of long distance service to the Company's customers. The Company has payments of $219,000 to reduce debt, and payments are made quarterly and the term to pay by December 31, 1999. This debt reduction will be funded from revenues generated from current operations.

     Cash flows used by investing activities was $883,291 for the Fiscal 1999 compared to $176,388 for Fiscal 1998. The Company continues to purchase additional computer equipment to upgrade and replace incompatible equipment to adhere to internal requirements for the Year 2000. The company has advanced funds for the purchase of marketable securities of Daulphine Stock for investment purposes only. The Company cash outflow from advances to control group of $213,370 in Fiscal 1999 compared to $148,650 in Fiscal 1998.

     Cash flows provided for financing activities was $270,845 in Fiscal 1999 compared to $155,000 from Fiscal 1998. The Company had cash inflow from debt restructuring of $239,000. This debt restructuring was from obligations from pre-bankruptcy obligations 1992, and was re-negotiated and will be paid in full by second quarter 2000 as stated in the renegotiated maturity provisions in the amount of $219,000. The Company had cash inflow from sales of treasury stock for $50,595. The Company will pay the maturity provisions from the re-negotiated debt from operating cash flow. This net cash inflow was net of payments of convertible debentures of $18,750.


YEAR  2000

          The Company and its service provider utilize software, which truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. The Company's management and Integretel
(IGT) service provider have taken steps to modify and upgrade equipment and software programs to be prepared for the Year 2000 conversions.

          The Year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems.
Currently the Company has purchased information systems internally to comply with the requirements for the Year 2000. The cost of purchasing these systems has not been material, and has been expensed as incurred. Management currently believes that all material internal systems are compliant for the year 2000. The Company's service provider IGT is compliant with Year 2000 readiness and has assured the Company that their information systems are Year 2000 compliant in all material effects. The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of the numerous parties through whom long distance calls can be routed. A reasonable worse case Year 2000 scenario will be the failure of the telecommunications system that negatively affects the Company's ability, or the ability of any third party through which long distance calls are routed, to provide access to the domestic or international telecommunications systems that the Company's customers need to complete their calls to the desired destination. The impact of these failures cannot be estimated at this time, and the Company will be dependent, if such failures occur, on the contingency plans of its third party providers, because the Company does not have back up systems or other means of completing customer calls in the event of a worst case scenario.


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

                            AMERICAN NORTEL COMMUNICATIONS, INC.
                                       BALANCE SHEETS


                                                                      As  of  June  30,
                                                                ----------------------------


ASSETS                                                              1999           1998
--------------------------------------------------------------  -------------  -------------

Current Assets:
Cash                                                            $    717,851   $    147,524
Trade accounts receivable - Note 3                                 2,940,854        551,194
Investment in marketable equity securities - Note 6                  636,041
Prepaid expenses - Note 4                                            413,642         95,913
                                                                -------------  -------------
  Total Current Assets                                             4,708,388        794,631

Deferred Tax Asset - Note 13                                       1,160,000
Property and Equipment - Note 5                                       50,943         37,328
Other Assets:
Advances to control group - Note 11                                  376,390        163,020
Other                                                                  6,667         22,867
                                                                -------------  -------------

  TOTAL ASSETS                                                  $  6,302,388   $  1,017,846
                                                                =============  =============


LIABILITIES AND STOCKHOLDERS' (EQUITY) DEFICIENCY
--------------------------------------------------------------
Liabilities:
Current Liabilities:
Accounts payable                                                $  1,481,137   $    253,077
Disputed claims - Note 7                                             410,327        439,327
Accrued payroll taxes                                                 91,449          9,863
Accrued interest - Note 8                                             40,000        382,989
Income taxes payable                                                 110,000
Notes payable - Note 8                                               664,000        695,000
                                                                -------------  -------------
  Total Current Liabilities                                        2,796,913      1,780,256

Unearned Revenue                                                      56,041
Convertible Debentures - Note 9                                                       93,750
                                                                -------------
  TOTAL LIABILITIES                                                2,852,954      1,874,006

Commitments and Contingencies - Note 10

Stockholders' (Equity) Deficiency - Note 12:
Common Stock, no par value; 50,000,000 shares authorized;
15,230,643 and 13,911,874 shares issued and 15,163,785 and
13,845,016 shares outstanding for 1999 and 1998, respectively     21,912,402     21,755,002
Additional Paid-In Capital                                            50,595
Accumulated Deficit                                              (18,396,563)   (22,494,162)
Treasury Stock, 66,858 shares at cost                               (117,000)      (117,000)
                                                                -------------  -------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                          3,449,434       (856,160)
                                                                -------------  -------------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIENCY)                            $  6,302,388   $  1,017,846
                                                                =============  =============

      The accompanying notes are an integral part of these financial statements.

                           AMERICAN NORTEL COMMUNICATIONS, INC.
                                   STATEMENTS OF INCOME


                                                                   Years Ended June 30,
                                                                 ------------------------


                                                                     199         1998
                                                                 -----------  -----------

REVENUES:
---------------------------------------------------------------

Long-distance telecommunications                                 $17,103,286  $ 4,646,222

Cost of long-distance services                                    12,546,527    3,057,624
                                                                 -----------  -----------

                                                   Gross Profit    4,556,759    1,588,598

EXPENSES:
---------------------------------------------------------------

Selling                                                              994,863      207,716
General and administrative                                         1,221,880      801,785
Interest, net                                                         28,757      107,522
Other                                                                               5,116
                                                                 -----------  -----------

                                                                   2,245,500    1,122,139
                                                                 -----------  -----------

                                         INCOME FROM OPERATIONS    2,311,259      466,459

Income Tax Benefit - Note 13                                       1,050,000
                                                                 -----------

                           Net Income Before Extraordinary Item    3,361,259      466,459

Extraordinary Item - Restructuring of debt, net of tax - Note 8      736,340
                                                                 -----------

NET INCOME                                                       $ 4,097,599  $   466,459
                                                                 ===========  ===========

BASIC EARNINGS PER SHARE:
Net Income Before Extraordinary item                             $      0.22  $      0.04
                                                                 ===========  ===========

Net Earnings Per Share                                           $      0.27  $      0.04
                                                                 ===========  ===========

Weighted Average Shares Outstanding                               14,957,000   12,350,000
                                                                 ===========  ===========

DILUTED EARNINGS PER SHARE:
Net Income Before Extraordinary Item - Note 15                   $      0.22  $      0.03
                                                                 ===========  ===========

Net Earnings Per Share - Note 15                                 $      0.27  $      0.03
                                                                 ===========  ===========

Weighted Average Shares Outstanding - Note 15                     14,957,000   13,764,000
                                                                 ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                                          AMERICAN NORTEL COMMUNICATIONS, INC.
                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                   Preferred  Stock           Common  Stock       Additional
                               -----------------------  --------------------------  Paid-In    Accumulated   Treasury
                                 Shares       Amount       Shares        Amount     Capital      Deficit       Stock
                               -----------  ----------  ------------  ------------  --------  -------------  ----------

Balances at July 1, 1997        3,300,000   $ 198,000     9,371,618   $21,218,402             $(22,960,621)  $(270,000)

Shares issued for convertible
   debentures, net                                          436,152       123,750

Shares issued for services                                   60,000         1,200

Shares issued for
  management fees                                         1,000,000       340,000

Shares issued for interest
  expense                                                    11,246         9,850

Shares issued for assets                                     58,000        29,000

Amortization of debt issue
  costs                                                                   (12,200)

Preferred stock converted
  to common                    (3,300,000)   (198,000)    3,300,000       198,000

Treasury stock canceled                                    (392,000)     (153,000)                             153,000

Net income                                                                                         466,459
                               -----------  ----------  ------------  ------------  --------  -------------  ----------

Balances at June 30, 1998                                13,845,016    21,755,002              (22,494,162)   (117,000)

Shares issued for convertible
  debentures, net                                           308,769        75,000

Shares issued for services                                   10,000         5,400

Shares issued for
  management fees                                         1,000,000        50,000

Other                                                                      27,000

Treasury stock purchased                                                                                       (16,700)

Treasury stock sold                                                                                             67,295

Sale of treasury stock
  above cost                                                                        $ 50,595                   (50,595)

Net income                                                                                       4,097,599
                               -----------  ----------  ------------  ------------  --------  -------------  ----------

Balances at June 30, 1999                               $15,163,785   $21,912,402   $ 50,595  $(18,396,563)  $(117,000)
                               ===========  ==========  ============  ============  ========  =============  ==========


   The accompanying notes are an integral part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


            Years  Ended  June  30,
     ------------------------------


                                                            1999         1998
                                                        ------------  ----------

CASH FLOWS FROM OPERATIONS
------------------------------------------------------
Net income                                              $ 4,097,599   $ 466,459
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                               983,807      96,294
Expenses paid with common stock                              82,400     349,850
Loss on sale of assets                                                    5,875
Extraordinary item                                         (736,340)
Bad debt expense                                            134,942
Deferred tax asset                                       (1,160,000)
Changes in assets and liabilities:
Trade accounts receivable                                (2,524,602)   (496,233)
Unearned revenue                                             56,041     (39,929)
Prepaid expenses                                         (1,281,271)    (17,943)
Other assets                                                 16,200
Accounts payable                                          1,277,504      62,332
Accrued payroll taxes                                        81,586     (34,715)
Accrued interest                                             44,907      54,000
Income tax payable                                          110,000
                                                        ------------
  Net Cash Provided By Operating Activities               1,182,773     445,990
                                                        ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------------------------
Purchase of property and equipment                          (33,880)    (27,738)
Purchase of marketable equity securities                   (636,041)
Advances to control group                                  (384,966)     48,500
Repayments from control group                               171,596    (197,150)
                                                        ------------  ----------
  Net Cash Used For Investing Activities                   (883,291)   (176,388)
                                                        ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable                     600,000
Payments on convertible debentures                          (18,750)
Payments on notes payable                                  (361,000)   (155,000)
Treasury stock sales                                         67,295
Treasury stock purchases                                    (16,700)
                                                        ------------
  Net Cash Provided By (Used For) Financing Activities      270,845    (155,000)
                                                        ------------  ----------

Increase in cash                                            570,327     114,602

Cash at beginning of year                                   147,524      32,922
                                                        ------------  ----------

Cash at end of year                                     $   717,851   $ 147,524
                                                        ============  ==========

Cash paid during the year for interest                  $    11,400   $  19,800
                                                        ============  ==========



   The accompanying notes are an integral part of these financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998


1. NATURE OF OPERATIONS, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, USE OF ESTIMATES AND RECLASSIFICATIONS

NATURE  OF  OPERATIONS

American Nortel Communications, Inc. (the Company) has existed in various forms since 1979 and has evolved from a mining exploration and development business to a telecommunications business. The Company has been known as American Nortel
Communications, Inc. ("ANC") since 1992 and became a Wyoming corporation in 1993.

ANC currently operates only in the telecommunications business, providing long distance telephone service as a reseller of 1-Plus and 1-800 long distance telecommunication services to both small business and residential customers in all areas of the United States. The Company targets markets that have a high volume of calls and international calls. The Company purchases or leases long distance time from other carriers and resells that time to its customers. The Company does not direct-bill its customers, but rather utilizes the Local
Exchange Carriers (LEC) which provide local area telephone service to the Company's long distance customers, for billing and collections.

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

ANC's common stock was listed for trading on the Vancouver Stock Exchange from September 18, 1980 until August 14, 1994. ANC's common stock was approved for listing on the Boston Stock Exchange effective June 22, 1994, but was delisted on January 20, 1996 for failure to meet maintenance requirements. ANC's common stock is also traded in the over-the-counter market and is quoted under the NASDAQ symbol "ARTM".

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The accounting policies followed by the Company, and the methods of applying those policies which materially affect the determination of its financial position, results of operations, or cash flows are summarized below:

Cash and Cash Equivalents - The Company considers all highly liquid investments,
-------------------------
having a maturity of three months or less when purchased to be cash equivalents.

Revenue  Recognition  - Long-Distance Service - Revenue is recorded when service
---------------------------------------------
is rendered, which is measured when a long-distance call is completed and is recorded net of an allowance for certain revenues which the Company estimates will be refunded, rebated, uncollectable or not billable.

Marketing  Costs  -  Direct response marketing costs, primarily incurred through
----------------
contracted telephone solicitation of prospective accounts are deferred and amortized over the average life of the new accounts, which is normally six to eight months.

Income  Taxes  -  The  provision for income taxes includes deferred income taxes
-------------
resulting from temporary differences in the recognition of certain income and expense items for financial reporting purposes in different periods than for tax purposes.

Fair Value Of Financial Instruments - The carrying amounts for cash, investments
-----------------------------------
in marketable securities, trade accounts receivable, advances to control group, accounts payable, disputed claims, accrued liabilities and notes payable approximate their fair value due to the short maturity of these instruments. The fair value of convertible debentures are determined based on the Company's estimated current rates to enter into similar financial instruments. The Company has determined that the recorded amounts approximate fair value.

Common  Stock  Transactions  - Transactions in the Company's common stock issued
---------------------------
for the acquisition of assets, products or services are accounted for at fair value. Fair value is determined based on the Company's traded closing price on the date of the transaction or the fair value of the asset, product or service received, whichever fair value is more readily determinable.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

Equity  Instrument  Transactions  -  The  Company  has  issued  warrants for the
--------------------------------
acquisition of services. These transactions are recorded at fair value. Fair value is determined by the fair value of the services received, if reliably measured, or the fair value of the warrants. The fair value of the warrants is based on the stock price on the earlier of the date of which the performance commitment of the vendor is reached or the date at which the vendor's performance is complete.

USE  OF  ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimated. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the collectability of receivables and advances, estimated liabilities for litigation settlements and disputed claims, the valuation allowance for deferred tax assets, and the amortization period for deferred marketing costs.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements in order to conform to the 1999 presentation.

2.     NON-MONETARY  TRANSACTIONS

The Company has entered into transactions where it issued its common stock for assets, products or services. These transactions are disclosed in Note 12.

3.     TRADE  ACCOUNTS  RECEIVABLE

The Company entered into a customer billing service and master agreement for purchase and sale of accounts receivable with Integretel. See Note 10 COMMITMENTS AND CONTINGENCIES, Long Distance Service Agreements. Under these agreements, Integretel has advanced $2,805,069 and $1,188,134 at June 30, 1999 and 1998, respectively, for purchase of accounts without recourse. Because these advances, in substance, are purchases of receivables under the agreement, they have been netted against trade accounts receivable. Trade accounts receivable at June 30, 1999 and 1998 have been reduced by an allowance for doubtful accounts of $167,000 and $32,000, respectively.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

4.     PREPAID  EXPENSES

At June 30, 1999 and 1998, prepaid expenses consisted mostly of unamortized deferred direct response marketing costs.

5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  at  June  30  consists  of:

                                   1999       1998
                                 ---------  ---------
  Telecommunications equipment   $  1,650   $  1,650
  Other equipment and furniture    81,675     47,795
                                 ---------  ---------
                                   83,325     49,445
  Less accumulated depreciation   (32,382)   (12,117)
                                 ---------  ---------
                                 $ 50,943   $ 37,328
                                 =========  =========

Depreciation is calculated using the straight-line method over five to seven year estimated useful lives. Depreciation expense was $20,265 and $7,303 for the fiscal years ending June 30, 1999 and 1998, repectively.

6.     INVESTMENT  IN  MARKETABLE  EQUITY  SECURITIES

The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available for sale. These securities consist of stock held in one Company. The investment is recorded at fair value which approximated cost at June 30, 1999. Therefore, there are no material unrealized holding gains or losses at June 30, 1999. Subsequent to June 30, 1999, the market value of this investment had decreased substantially but management feels that this decline is temporary.

7.     DISPUTED  CLAIMS

At June 30, 1999 and 1998 the Company had disputes with certain vendors in the amount of $410,327 and $439,327, respectively. The Company entered into agreements for various services with these vendors. However, the Company concluded that the performance of these vendors did not meet the requirements of the agreements and is withholding payment for these services pending resolution with these vendors.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

8.     NOTES  PAYABLE
Convertible  Notes  Payable  -  Substantially  Restructured
-----------------------------------------------------------

The following convertible notes were substantially restructured resulting in an extraordinary gain. See discussion below in this Note.

                                                                         1999      1998
                                                                       --------  --------

9% convertible secured notes due December 31, 1996 with interest payable quarterly, convertible into common stock of ANC at
4.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Herman Meinders, an individual                                         $ 45,000  $100,000
Express Services, Inc.                                                  100,000   450,000
Southwest Securities, Inc.                                               24,000    50,000
Marguerite Colton, an individual                                         25,000



9% convertible secured notes due December 31, 1998 with interest payable quarterly, escalating to 18.2% in years 2 through 6, convertible into 6,000 shares of common stock of ANC at $5.00 per share, originally secured by guarantee bond (10% per annum) purchased from a surety company:

Earle F. Waters, Trust                                                   25,000    25,000
Earle F. Waters & Eleanor M. Waters, Trust                               25,000    25,000
                                                                       --------  --------

  Total Convertible Notes Payable                                       219,000   675,000
Other Notes Payable
---------------------------------------------------------------------

10% loan payable to a related party under a verbal agreement,
principal and interest due in January 2002                               20,000    20,000

12% note payable to an individual, principal and interest due
July 31, 1999, unsecured.                                               100,000

30% note payable to a company, payable and fully amortizing at
26,000 per week from May 1999 through October 1999.  Secured by a second lien on ANC's trade receivables and a first priority
lien on substantially all of the remainder of ANC's assets.             325,000
                                                                       --------
                                                                       $664,000  $695,000
                                                                       ========  ========

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

Accrued but unpaid interest on the notes totaled $40,000 and $328,989 as of June 30, 1999 and 1998, respectively.

Settlement  of  Litigation  -  Convertible  Notes  Payable  and Accrued Interest
--------------------------------------------------------------------------------
Thereon
-------

ANC was delinquent paying the principal and interest amounts due under the terms of the convertible notes payable described above. The note holders filed suit against ANC and the surety company.

On April 7, 1998 a judgment was entered against ANC in favor of Herman Meinders and Marguerite Colton. The respective amounts of the judgments were $144,529 and $33,876 including interest at 9% per annum.

A judgment in favor of Express Services, Inc. for all amounts claimed due and owing was granted in September 1998. The Court determined that interest is payable at the 9% rate specified in the agreement without penalty.

A judgement in favor of Southwest Securities, Inc. for all amounts claimed due and owing was granted in May 1999. The Court determined that interest is payable at the 9% rate specified in the agreement without penalty.

Extraordinary  Item  -  Restructuring  of  Debt
Subsequent to the above judgments, the Company entered into agreements with the note holders, except Earle F. Waters, Trust and Earle F. Waters & Eleanor M. Waters, Trust, to restructure these notes by substantially modifying the terms of the notes and accrued interest. The principal amount of the notes was reduced by $270,000 and $387,896 of accrued interest was reduced for a total gain from this restructuring of $657,896. Under the terms of this agreement, the Company is required to pay quarterly installments ranging from $7,500 to $25,000, not including interest. If the Company defaults on the above settlements, the original judgements may be enforced.

Also included in the extraordinary item on the income statement is $78,444 of trade payables and disputed claims also extinguished.

As more fully discussed in Note 13 INCOME TAX BENEFIT AND DEFERRED INCOME TAX ASSET, the Company had net operating loss carry forwards that had not been given asset recognition in prior years. This extraordinary gain utilized some of the net operating loss carry forwards. Thus the tax effect of the extraordinary gain was offset by the tax effect of recognizing the net operating loss carry forwards resulting in a net tax effect of zero.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

9.     CONVERTIBLE  DEBENTURES

The Company issued $230,000 of debentures to Canadian Advantage LP, delivered to their general partner. These debentures, dated April 8, 1997, resulted in the receipt of $201,500 net funds. The difference of $28,500 was for a finders fee. Interest was 10% per annum payable monthly in advance and was payable in cash or in stock at the Company's discretion. The debentures were convertible at any time commencing after 45 days, into shares of the Company's common stock at a price equal to the lower of 70% of the closing bid price of the stock immediately preceding closing or 70% of the closing bid price of the stock immediately preceding the date the Company received the conversion notice from the debenture holder.

In accordance with the conversion provisions, the general partner requested conversion of $75,000 to common stock on May 30, 1997 at $.42 per share, $80,000 on July 7, 1997 at $.28125 per share and $75,000 on August 7, 1997 at $.2429.
The Company honored the May 30 and July 7 conversions issuing a total of 483,341. The August 7 conversion was honored by the Company on August 19, 1998 by issuing 308,769 shares totaling $75,000 plus accrued interest.

The Company issued $62,500 of debentures to a Netherlands entity, De Affiliatie B.V., for which the Company received net proceeds totaling $44,000 on May 29, 1997. The debentures were discounted 20% and a finders fee of $6,000 was paid netting to $44,000. In accordance with the conversion provisions, the investor requested conversion of $31,250 to common stock on July 17, 1997 at $.30 per share which was honored by the Company resulting in the issuance of 104,167 shares of common stock.

The Company issued $12,500 of debentures to a Swiss entity, EBC Zurich AG, for which the Company received net proceeds totaling $8,800 on April 28, 1997. The debentures were discounted 20% and a finders fee of $1,200 was paid netting to the $8,800. In accordance with the conversion provisions, the investor requested conversion of $12,500 to common stock on June 23, 1997 at $.325 per share which was honored by the Company resulting in the issuance of 29,762 shares of common stock. There is a disputed balance of 5,952 shares that the investor claims is due based on a disputed differential in the conversion price per share.

10.      COMMITMENTS  AND  CONTINGENCIES

EMPLOYMENT  AGREEMENT

On January 1, 1999 the Board of Directors and the President/CEO entered into an employment agreement that pays him an annual salary of $500,000.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

LITIGATION

ANC is a defendant in Kendel Corp. vs. ANC. This lawsuit is a claim of breach of contract. The Company has accrued $40,088 as a disputed claim. Counsel has determined that an evaluation regarding any additional financial exposure can not be made at this time because no discovery has been performed.

LONG  DISTANCE  SERVICE  AGREEMENTS

In  an attempt to generate new accounts ANC contracted with the following firms:

On October and November 1996, ANC entered into marketing agreements with Thomas & Quinlan, E.A.I. Marketing, and On Target Marketing, whereby these telemarketers agreed to provide ANC with telemarketing services.

On January 16, 1997 ANC entered into a service agreement with Records Retrieval, Inc to provide verification services for new accounts acquired by ANC's telemarketers at the greater of $2.25 each or 65% of the projected daily minimum. The agreement was for one year, automatically renewable from year to year unless proper notification was given by ANC to terminate the agreement.

The above vendors have not been fully paid by ANC under these agreements. These amounts are disclosed in Note 7. ANC disputes these amounts on the basis that the accounts generated under this telemarketing campaign resulted in an unacceptably high reject rate. However, on September 30, 1997, Records Retrieval, Inc. obtained a judgment of $41,498 against ANC. The judgment bears interest at 10% per annum and is payable in monthly installments of $3,648.
Settlements  with  the  other  vendors  above  have  not  yet  been  reached.

On December 9, 1996 ANC entered into a Billing Services Agreement (One Plus (1+) with Integretel Incorporated ("IGT") whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renewed on December 9, 1998, as neither party had given notice of termination prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the transaction volume decreases by 25% from the preceding month, or, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks. IGT is the only provider of this service to the Company.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

On December 19, 1996 ANC entered into a Master Agreement for Purchase and Sale of Accounts with IGT whereby IGT purchases accounts from ANC for a purchase price consisting of an advance component and a deferred component. The advance component which is calculated by multiplying the estimated purchase price by the advance component percentage is payable within ten days of receipt of the transaction batch pertaining to the purchased accounts. The deferred component is the differential of the amount actually collected by IGT and the advance component and is payable when the amount is determined. Except for the right of IGT to reject acceptance of accounts and except for the right of IGT to charge back amounts to ANC under certain circumstances, the sale of accounts is without recourse and IGT assumes the full credit risk. Certain charge backs and fees are recourse obligations of ANC. IGT maintains both non-recourse and recourse accounts comprising the combined account for ANC. The maximum purchase obligation of IGT to ANC is $3,000,000. Subsequent to June 30, 1999, the amount was increased to $4,000,000.

On April 24, 1997 ANC entered into a Reseller Agreement with Total Network Services, a division of Cable and Wireless. The agreement was for an initial duration of 24 months and was renewed (with no stated termination date). It provided for minimum monthly payments for service of $10,000, $30,000 and $40,000 in the 2nd, 3rd and 4th months respectively after service initiation and $50,000 thereafter through the term of the agreement. For June 30, 1999 and 1998, the actual utilization exceeded the minimum monthly payments. Total Network Services is currently the only provider of this service to the Company.

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

On November 18, 1997 ANC entered into a service agreement with Accutel, Inc. whereby Accutel would acquire and provide LEC customers to ANC which meet certain criteria as specified in the agreement. ANC pays a fee per 1,000 verified customers generated.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

LEASES

The Company entered into lease obligations for office space for its corporate headquarters in Scottsdale, Arizona. The agreement, dated April 1, 1997 expired on March 31, 1998 and was extended for six months and now is on a month-to-month basis. Under terms of the agreement ANC pays monthly rents totaling approximately $2,000. The Company had rent expense of $24,000 during 1999 and 1998, respectively.

EFFECTS  OF  DELINQUENT  FILINGS  ON  MARKET  ACTIVITY

The Company was delinquent in its filings of its Form 10-KSB for the years ended June 30, 1998, 1997 and 1996. All were filed by January 1999. Significant trading of ANC stock had occurred by both related and unrelated parties during these periods. It is not possible to determine the effect, if any, of the delinquency of these required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these filings.

ACTIONS  OF  THE  BOARD

Significant blocks of stock have been issued to officers and their affiliates as disclosed in Note 12. It is not possible to determine the effect, if any, of bringing current the required 1934 Act filings and the financial statements and disclosures contained therein, may have on the actions of current or former shareholders of the Company affected by these transactions.

EFFECTS  OF  PRESS  RELEASES  ON  MARKET  ACTIVITY

Until all the filings noted above were filed, in an attempt to mitigate the effects of not providing current 1934 Act filings, ANC management had periodically announced certain information, which it believed would be beneficial to shareholders. As a result of these press releases, market activity may have occurred, including the buying and selling of ANC stock by both related and unrelated parties. Certain financial information contained in press releases, based on information available to management at the time, has been substantially revised through the audit process. It is not possible to determine the effect, if any, the corrected financial information may have on the actions of those who made investment decisions based on that information.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

EFFECTS  OF  DELINQUENT  FILINGS  ON  RULE  144  AND REGULATION S STOCK ISSUANCE

As discussed more thoroughly in Note 12, representation letters have been provided which contain assertions that the Company satisfied the current public information conditions contained in the 1933 Securities Act. During the time the Company was delinquent in its public filings, it attempted to keep the public informed through press releases. Company Counsel is determining the factual issues of this matter and is currently unable to determine if there are any material violations of the 1933 Securities Act.

INVESTIGATIONS

During 1997, the Company was advised that the Securities Division of the Arizona Corporation Commission had begun an investigation of the Company. Such investigations, in the preliminary stages, are kept confidential and are not necessarily an indicator of wrong doing.

RISK  OF  YEAR  2000  PROBLEMS

The Company and its service providers utilize software that truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. ANC management and the service providers are taking steps to modify these programs before any such problems are encountered. In the event they are not successful in their efforts, revenues of the Company may suffer significant adverse effects.

11.     RELATED  PARTY  TRANSACTIONS

On May 15, 1996 the Board approved the issuance of 750,000 shares to the Secretary of the Company as compensation for her duties as officer of the Company for the years 1996, 1997 and 1998. Since restricted stock was issued, the transaction price was recorded at $.15 per share (60% of the $.25 market price) giving effect to the trading restrictions on marketability. This resulted in compensation expense of $37,500 for the year ending June 30, 1998.

On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share to Wilcom, Inc. (an affiliate through common ownership and the majority shareholder of ANC) for management services rendered during fiscal 1998. These shares were issued on October 29, 1997.

On October 29, 1997 the Company issued 3,300,000 shares to Wilcom, Inc. in exchange for 3,300,000 shares of convertible preferred shares.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

On August 13, 1998 the Board approved the issuance of 1,000,000 shares at $.05 per share to Wilcom, Inc. for management services rendered during fiscal 1999. (The $.05 per share value is 60% of the market price of $.09, reflecting a discount for the restricted marketability of the shares).

The Company also paid in cash additional consulting fees to Wilcom, Inc. during fiscal 1999.

Advances  To  Control  Group
----------------------------
The Secretary of the Company is the sole shareholder of Wilcom, Inc., (the majority shareholder of ANC). The Company's President and CEO is the sole shareholder of Shelton Financial, Inc., also a shareholder of ANC. The Secretary and President are related. These officers, Wilcom, and Shelton have all advanced funds to and received funds from ANC. It is not practicable to segregate the individual advances and payments between these four related entities and ANC, and, accordingly they are reported in the aggregate. The advances bear interest at 8% and are unsecured.

12.     CAPITAL  TRANSACTIONS

PROVISIONS  OF  RULE  144

Rule 144 of the Securities Act of 1933 allows for limited trading of a company's stock without registration provided that the company and the shareholder comply with certain provisions. The Rule requires that the shares bear a legend notifying the holder of any restriction. As a condition to remove the restrictive legend, the issuer is required to satisfy certain current public information conditions of Rule 144 (c). See Note 10 for a discussion regarding late filings of this information.

The following material "non-monetary" transactions involved Rule 144 restricted ANC stock:

          Date                                  Description               Shares      Each    Total
-----------------------------------  ---------------------------------  ----------  --------  ------

October 29, 1997                     Wilcom, Inc. - preferred stock
  conversion (1996 agreement)                                3,300,000  $      .06  $198,000
Wilcom, Inc., 1998 management fees                           1,000,000         .34   340,000

January 21, 1998                     Global Telecom, for purchase
  of long distance accounts                                     58,000         .50    29,000

August 26, 1998                      Wilcom, Inc. 1999 management fees   1,000,000       .05  50,000

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

COMMON  STOCK  WARRANTS

On November 7, 1996 the Company entered into an agreement with J.R. Younker & Associates of Nova Scotia (Younker) to introduce the Company to key investment managers and dealers throughout the world. The agreement entitled Younker and other named parties to receive non-restrictive warrants for a total of 50,000 shares of ANC common stock at $1.05 per share. The warrants expire on November 7, 2001. Younker also received a commission on funds invested in the Company as a result of its efforts.

On December 19, 1996 the Company issued additional warrants under the above agreement with Younker at a price of $1.05 per share, expiring on January 19, 2001.

In March of 1999, the Company entered into an agreement with an individual to assist the Company in the area of financial public relations. The agreement entitled the individual to receive warrants to purchase 500,000 shares of the Company's stock at prices ranging from $.65 to $1.25. The warrants expire in March of 2000.

PROVISIONS  OF  REGULATION  S

Regulation S of the Securities Act of 1933 allows issuance of unregistered shares to foreign investors. These shares are issued with a restrictive legend. The foreign investor is required to hold the shares for a certain period of time before selling the shares on the US market. To remove the restrictive legend, the issuer is required to satisfy certain current public information conditions and report the issuance of such shares.

REGULATION  S  RESTRICTED  SHARES  ISSUED  FOR  CONVERTIBLE  DEBENTURES

During the fiscal year ended June 30, 1999 ANC issued 308,769 of restricted shares for convertible debentures and accrued interest for $.24 per share, totaling $75,000. During the fiscal year ended June 30, 1998 ANC issued 436,152 restricted shares for convertible debentures and accrued interest. Shares were issued between $.27 and $.35 per share, totaling $123,750. The per share price was determined based on the Company's closing trading price per the OTC market subject to the terms of the debenture agreements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

CONVERSIONS  OF  UNRESTRICTED  STOCK

During June 30, 1999 and 1998, various owners of ANC common stock submitted Form 144 with respect to the conversion of restricted shares of common stock to unrestricted. The Forms were accompanied by representation letters stating, among other things, that the Company satisfied the current public information conditions contained in Rule 144(c). See Note 10 for discussion of delinquent filings under the 1934 Act.

Factual issues relating to these matters have been referred by the Company to Counsel. At this time it has not been determined whether any restricted shares may have been sold in reliance upon Rule 144, or if such sales were made exclusively in reliance upon Rule 144. Until those facts are determined Counsel is unable to determine if any violations of the 1933 Securities Act were committed by the Company or the consequences of such violations to any sellers or the Company. Counsel is unable to assess the materiality of any possible violations or the financial impact of possible violations on the financial statements of the Company. As soon as a reasonable assessment of facts is made, should violations be indicated, the Company intends to take appropriate and necessary actions to resolve these issues.

SALES  OF  WILCOM  UNRESTRICTED  SHARES

Wilcom, Inc., the majority shareholder, was issued restricted shares as discussed above. Wilcom converted to freely trading shares 1,030,000 shares in fiscal 1998, and sold them. These amounts are included in the disclosure in the preceding paragraph.

13.     INCOME  TAX  BENEFIT  AND  DEFERRED  INCOME  TAX  ASSET

JUNE  30,  1998

There was no current or deferred tax expense or benefit for income taxes for the year ended June 30, 1998. At June 30, 1998 the Company had net operating loss carry forwards of $6,916,000. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. The Company had considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. No deferred tax asset was recorded at June 30, 1998 as the Company provided a valuation allowance in the full amount of the benefit until such time as deferred tax liabilities were realized or future earnings were considered likely.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

The Company utilized net operating loss carry forwards in 1998 in the amount of $467,000 to reduce income tax expense to zero.

JUNE  30,  1999

At June 30, 1999 the Company had net operating loss carry forwards of $6,449,000. The Company generated income of $3,048,000 for June 30, 1999 and utilized $3,048,000 of its net operating loss carry forwards to reduce its 1999 income tax expense to zero. This left unused net operating losses of $3,401,000. Realization of the future tax benefits related to these net operating loss carry forwards, as a deferred tax asset, is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry forward period. The Company has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes for June 30, 1999. The Company has concluded that the valuation allowance is no longer needed.

The Company has recorded a net deferred tax asset of $1,050,000 reflecting the benefit of the net operating loss carry forwards, which expire from 2009 through 2012. Realization depends on generating sufficient taxable income before expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The  benefit  for  income  taxes  for  the year ended June 30, 1999 consists of:

Current:
  Federal  $
  State        110,000
           ------------
               110,000
Deferred:
  Federal   (1,160,000)
  State
            (1,160,000)
           ------------
           $(1,050,000)
           ============

The net deferred tax asset consists entirely of the Federal benefit. There is no State deferred tax asset.

The  Company  paid  no  income  taxes  during  fiscal  1999  or  1998.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998

A  reconciliation  of  the expected tax to the actual tax benefit is as follows:

                                            1999                  1998
                                   ---------------------  ----------------------
                                            %  of                %  of
                                           Pre-tax              Pre-tax

                                      Amount     Income     Amount      Income
                                   ------------  -------  ----------  ----------

Tax at the expected
  federal statutory tax rate       $ 1,036,000     34.0%  $ 159,000        34.0%
State income tax, net                  206,000      6.8      25,000         3.9
Utilization of net operating loss
  carry forwards in current year    (1,173,000)   (38.5)   (184,000)      (37.9)
Deferred tax asset - change
  in valuation allowance            (1,159,000)   (38.0)
Other                                   40,000      1.3
                                   ------------  -------  ----------  ----------

BENEFIT FOR INCOME TAXES           $ (1050,000)  (34.4)%  $                   0%
                                   ============  =======  ==========  ==========

14.     SUMMARY  OF  NON-CASH  INVESTING  AND  FINANCING  TRANSACTIONS

The following are non-cash investing and financing transactions eliminated in the Statement of Cash Flows all involving common stock transactions:

                                           1999     1998
                                         --------  -------
Amortization of debt issue costs                   $12,200
Shares issued for assets                            29,000
Expenses paid with stock                 $ 82,400  351,050
Stock issued for convertible debentures    75,000  123,750
Conversion of preferred stock                      198,000
Treasury stock canceled                            153,000

15.     EARNINGS  PER  SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for the year ended June 30:

AMERICAN  NORTEL  COMMUNICATIONS,  INC.
NOTES  TO  FINANCIAL  STATEMENTS
Years  Ended  June  30,  1999  and  1998


                                                         1999         1998
                                                      -----------  -----------

Basic:
----------------------------------------------------

Net income before extraordinary item
  applicable to common stockholders                   $ 3,361,259  $   466,459
                                                      ===========  ===========

Weighted shares                                        14,957,000   12,350,000
                                                      ===========  ===========

Basic earnings per share before extraordinary item    $       .22  $       .04
                                                      ===========  ===========

Diluted:
----------------------------------------------------

Net income before extraordinary item
  applicable to common stockholders                   $ 3,361,259  $   466,459
                                                      ===========  ===========

Weighted shares                                        14,957,000   12,350,000

Common stock issuable upon conversion of:
  Convertible preferred stock                                        1,099,000
  10% Convertible debentures                                           315,000
                                                                   -----------

Diluted shares outstanding                             14,957,000   13,764,000
                                                      ===========  ===========

Diluted earnings per share before extraordinary item  $       .22  $       .03
                                                      ===========  ===========

Warrants to purchase shares at $.65 to $1.25 per share were outstanding during 1999 and 1998 but were not included in the computation of diluted earnings per share because the warrant price was greater than the average market price of the common shares. Also, common shares issuable upon conversion of the convertible notes payable that were outstanding during fiscal 1998 were also not included because the interest per common share obtainable on conversion exceeded basic earnings per share. The warrants are outstanding at June 30, 1999.

Diluted earnings per share for 1998 has been restated to correct an error in calculating the weighted average number of shares outstanding. The effect of the correction of the error was to decrease diluted earnings per share for 1998 by $.01.

16.     CONCENTRATIONS  OF  CREDIT  RISK

The Company maintains its cash balances in two banks in Phoenix, Arizona. Accounts at each institution are insured up to $100,000 by the FDIC. At June 30, 1999 the Company's uninsured cash balances approximated $500,000. The Company maintains its investment balances with two brokerage firms. Accounts at these firms are insured up to $500,000 by the Security Investor Protection Corporation (SPIC).

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

     On March 2, 1998 LaVoie, Charvoz & May, P.C. ("LaVoie"), Certified Public Accountants, of Tucson, Arizona, were engaged to conduct an audit of the financial statements of ANC for the fiscal years ended June 30, 1998, 1997 and 1996. During ANC two most recent fiscal years and any interim periods preceding this engagement, ANC had not consulted LaVoie regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     All decisions to engage and/or terminate the relationships between ANC and Semple & Cooper, and LaVoie were made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. ANC has no audit committee.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Directors  and  Executive  Officers

     Mr. William P. William is the sole Director and sole executive officer of the Company. Information representing Mr. Williams, and Eva Williams, who is the only other officer of the Company, is set forth below:

WILLIAM P. WILLIAMS     45 YEARS OLD     CHAIRMAN OF THE BOARD, PRESIDENT, CHIEF
                                         EXECUTIVE  OFFICER

EVA  WILLIAMS           44  YEARS  OLD   SECRETARY

     William P. Williams and Eva Williams are husband and wife. The Directors of the Company hold office until successors are duly elected and qualified. The background and principal occupations of the sole director and each officer of the Company are as follows:

     William P. Williams, Jr. has been the Chairman, Chief Executive Officer, and President of the Company since June of 1995. From 1983 to June of 1995, he was President and Chairman of the Board of Shelton Financial, Inc. He has a B.A. in Business and M.B.A. from Baylor University.

     Eva Williams has served as the Company's Secretary since July 1995. Eva Williams is the sole shareholder of Wilcom, Inc., the majority shareholder of ANC.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT  :

     The Company is aware that all filings required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM  10.     EXECUTIVE  COMPENSATION

     General.  Mr.  William  P.  Williams,  Jr.,  serves  as  the Company's sole
Director and Chief Executive Officer pursuant to a Management Services and Consulting Agreement. Through December 31, 1998, the Company issued Common
Shares to Wilcom in lieu of cash management fees in accordance with the Management agreement with Wilcom, Inc. The agreement with Wilcom, Inc. has been replaced with a Management Services and Consulting Agreement between the Company and William P. Williams. On January 1, 1999, the Board of Directors and Mr. Williams entered into an employment agreement pursuant to which Mr. Williams is paid an annual salary of $500,000 for serving as Chief Executive Officer.

      The following table sets forth information concerning the compensation for the fiscal year ended June 30, 1999, of ANC's President and Chief Executive Officer, and the only other executive officer of ANC ("Named Executive Officers"):

NAME & PRINCIPLE POSITION  YEAR   SALARY    STOCK COMPENSATION
WILLIAM P WILLIAMS         1999  $410,000  $         90,000 (4)
PRESIDENT & CEO

WILLIAM P WILLIAMS         1998       -0-  $        340,000 (1)
PRESIDENT & CEO

EVA WILLIAMS               1999       -0-  $         27,000 (2)
SECRETARY

EVA WILLIAMS               1998       -0-  $         37,750 (3)
SECRETARY

(1) Represents the issuance of 1,000,000 shares of ANC restricted common stock valued at $.34 per share to Wilcom, Inc. pursuant to a Management Services and Consulting Agreement under which Wilcom provided the executive, management and consulting services of its president, Williams P. Williams to ANC as Director, CEO and president of the Company for the fiscal year ending June 30, 1998.

(2) Represents issuance of 300,000 shares of ANC restricted common stock valued at $.09 per share to Eva Williams for her services as Secretary for fiscal year ending June 30, 1999.

(3) Represents the issuance of 250,000 shares of ANC restricted common stock valued at $.15 per share (60% of market) to Ms. Williams as compensation for her services as Secretary of the Company for the fiscal year ending June 30, 1998.

(4) Represents the issuance of 1,000,000 shares of ANC restricted common stock valued at $.09 per share to Wilcom, Inc. pursuant to a Management Services and Consulting Agreement under which Wilcom provided the executive, management and consulting services of its president, Williams P. Williams to ANC as Director, CEO and president of the Company for the fiscal year ended June 30, 1999.

     ANC does not have a pension plan, retirement plan, profit sharing plan or similar existing benefits for its directors, officers, or employees.

     See "Certain Relationships and Related Transactions" for details regarding stock and warrants issued in prior periods.

ITEM  11.     SECURITY  OWNERSHIP  OF  OWNERS  AND  MANAGEMENT

     The following table sets forth information concerning ownership of ANC's voting securities by (i) all persons known by ANC to own 5% or more of ANC's voting securities, (ii) each Director and Named Executive Officer of ANC, and
(iii) the group of two officers and the sole Director set forth above as a group, as of as of June 30, 1999.

NAME                   # OF COMMON      TOTAL # OF VOTING  % OF VOTING
                       SHARES OWNED     SECURITIES OWNED    SECURITIES
WILLIAM P WILLIAMS  7,616,173(1)(2)(3)          7,616,173        50.30%

EVA WILLIAMS        7,616,173(1)(2)(3)          7,616,173        50.30%

(1) Includes 6,166,173 Common Shares owned of record by Wilcom, Inc. Wilcom, Inc. is wholly owned by Eva Williams, wife of William P. Williams, Jr., the sole director, CEO and president of ANC. By reason of Ms. Williams' ownership of Wilcom, Inc. the shares are included as beneficially owned by her and are also included as beneficially owned by Mr. Williams. See "Certain Relationships and Related Transactions."

(2) Includes 400,000 shares of voting common stock owned of record by Shelton Financial, Inc. Shelton Financial, Inc. is wholly owned by Mr. Williams.

(3) Includes 1,050,000 outstanding voting common shares owned by Eva Williams, wife of Mr. Williams. By reason of Ms. Williams' ownership of the voting common shares they are included as beneficially owned by her and are also included as beneficially owned by Mr. Williams.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     William P. Williams, Jr., ANC's President, CEO and sole director, is the spouse of Eva Williams, ANC's Secretary. Mr. Williams in his capacity as the Company's sole director, authorized all of the transactions set forth below on behalf of ANC, except the transactions described below that occurred on June 27, 1995, which were authorized by the prior directors of the Company. Mr. Williams is also president of Shelton Financial, Inc., a corporation wholly owned by him and president of Wilcom, Inc., a corporation wholly owned by his spouse. Wilcom owns a majority of ANC's issued and outstanding voting shares.


          On July 10, 1997 the Board approved the issuance of 1,000,000 shares at $.34 per share which was the average bid and ask price as of July 10, 1997 to Wilcom, Inc. for management services rendered under the Management Services and Consulting Agreement during fiscal 1998. Additionally, 3,300,000 shares were issued to Wilcom, Inc. in exchange for the 3,300,000 shares of New Preferred that were issued in June 1995.

          On July 9, 1998 the Board approved the issuance of 1,000,000 shares at $.09 per share which was the average bid and ask price as of July 9, 1998 to Wilcom, Inc. for management services rendered under the Management Services and Consulting Agreement during fiscal 1999.

          On January 9, 1999 the Board approved the issuance of 300,000 shares at $.09 per share which was the average bid and ask price as of January 9, 1999 to Eva Williams for management services rendered as Secretary of ANC during fiscal 1999.

                                     PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)  Exhibits

     Exhibit No.                               Documents
     3.1                  Articles of Incorporation                               *
     3.2                  By-Laws of Incorporation                                *
     10                   Integretel Contract                                    **
     11.1                 Earnings Per Share                                    ***
     21                   Subsidiaries:                                        NONE
     23                   Consent of Independent Certified Public Accountants
     27                   Financial Data Schedule

(b)  Reports on Form 8-K
     None

*     Incorporated  by  reference for the Registrant's annual report on Form 10-KSB for  the  Fiscal  Year  ended  June  30,  1995

**     Incorporated  by reference for the Registrant's annual report on Form 10-KSB for  the  Fiscal  Year  ended  June  30,  1998

***     Incorporated  in  the  current  filings  as a part of the Audited Financial
Statements  for  June  30,  1999

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  NORTEL  COMMUNICATIONS  INC.




By:  /S/  W. P.  Williams                              Date:  September 15, 1999
          W. P.  Williams
          Sole  Director  and  Chief  Executive  Officer






In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




By:  /S/  W. P.  Williams, Jr.                         Date:  September 15, 1999
          W. P.  Williams
          Sole  Director  and  Chief  Executive  Officer
          (Sole  executive  officer  of  the  registrant)