Form 10QSB
period 1999-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 1999-11-15
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [ X ] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quartely period ended September 30, 1999

                           COMMISSION FILE NO. 1-13134

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                     WYOMING                        87-0507851
         (State or Other Jurisdiction of     (I.R.S. Employer I.D. No.)
         Incorporation  or  organization)

7201  EAST  CAMELBACK  ROAD,  SUITE  320
SCOTTSDALE,  AZ  85251
(Address  of  Principal  Executive  Office)


Issuer's  Telephone  Number:  (480)  945-1266

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

THERE WERE 15,463,785 SHARES OF THE REGISTRANT'S COMMON VOTING STOCK OUTSTANDING ON NOVEMBER 1, 1999

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                         AMERICAN NORTEL COMMUNICATIONS, INC.
                               COMPARATIVE BALANCE SHEET
                               AS OF SEPTEMBER 30, 1999
                                      (UNAUDITED)

                                        ASSETS


                                                       1999              1998
CURRENT ASSETS:
  Cash in Bank                                        423,242.16   $    729,348.46
  Prepaid Expenses                                    273,913.28        322,941.03
  Intangible Debt Issue                                        -         16,200.00
  Accounts Receivable                               3,655,868.40      1,115,716.24
                                                 ----------------  ----------------

    TOTAL CURRENT ASSETS                         $  4,353,023.84   $  2,184,205.73


PROPERTY AND EQUIPMENT:
  Telecommunications Property                           1,650.00          1,650.00
  Equipment & Computer Equipment                       77,015.00         61,963.61
  Furniture and Fixtures                                4,660.00          4,660.00
LESS: Accumulated Depreciation                        (35,982.00)       (14,118.13)
                                                 ----------------  ----------------
    TOTAL PROPERTY AND EQUIPMENT                       47,343.00         54,155.48

OTHER ASSETS:
  Deferred Tax Asset                                1,160,000.00                 -
  Other Assets                                        927,512.94          6,666.94
  Due from related party                              406,390.00        232,919.69
                                                 ----------------  ----------------
    TOTAL OTHER ASSETS                              2,493,902.94        239,586.63
                                                 ----------------  ----------------

    TOTAL ASSETS                                 $  6,894,269.78   $  2,477,947.84
                                                 ================  ================




                                     LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                              881,960.42      1,051,722.97
  Trade Accounts Payable - Other                      362,189.00        439,327.00
  Federal Payroll Taxes Payable                       140,229.75          6,376.35
  State Income Taxes Payable                          242,900.00                 -
  Notes Payable                                       198,500.00        695,000.00
  Accrued Interest Payable                             45,411.25        396,489.00
                                                 ----------------  ----------------

    TOTAL CURRENT LIABILITIES                       1,871,190.42      2,588,915.32

LONG-TERM LIABILITIES:
  Converted Debentures                                         -         18,750.00
  Unearned Revenues                                   200,846.00                 -
                                                 ----------------                -

    TOTAL LONG-TERM LIABILITIES                       200,846.00         18,750.00
                                                 ----------------  ----------------

    TOTAL LIABILITIES                               2,072,036.42      2,607,665.32


                                 STOCKHOLDERS' EQUITY

  Common Stock                                     21,939,402.00     21,920,002.00
  Treasury Stock                                     (117,000.00)      (117,000.00)
  Additional Paid In Capital                           50,595.00                 -
  Retained Earnings(Loss)                         (17,050,763.64)   (21,932,719.48)
                                                 ----------------  ----------------

    TOTAL STOCKHOLDERS' EQUITY                      4,822,233.36       (129,717.48)
                                                                   ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  6,894,269.78   $  2,477,947.84
                                                 ================  ================

            See the accompanying notes to these financial statements

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                        STATEMENT OF CASH FLOWS
                   FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND YEAR END JUNE 30, 1999
                                              (UNAUDITED)


                                                                               1ST QTR     YEAR END 1999
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                             $ 1,343,750.25    4,097,599
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization                                              3,600.00      983,807
      Expenses paid with common stock                                           27,000.00       82,400
      Extraordinary item                                                                      (736,340)
      Bad debt expense                                                                         134,942
      Deferred tax asset                                                                    (1,160,000)

    Changes in assets and liabilities:
      Trade accounts receivable                                               (715,014.40)  (2,524,602)
      Prepaid expenses                                                         139,728.72   (1,281,271)
      Other assets                                                                      -       16,200
      Trade accounts payable                                                  (647,314.58)   1,277,504
      Income tax payable                                                                       110,000
      Accrued Interest                                                           5,411.31       44,907
      State Income Taxes Payable                                                            132,900.00
      Accrued Payroll Taxes                                                     50,829.86       81,586
                                                                           ---------------  -----------
          NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     340,891.16    1,126,732


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable equity securities                                  (140,000.00)    (636,041)
    Advances to control group                                                  (30,000.00)    (384,966)
    Repayment from control group                                                               171,596
    Purchases of property and equipment                                                 -      (33,880)
                                                                           ---------------  -----------
          NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                    (170,000.00)    (883,291)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds form the issuance of notes payable                                                600,000
    Payments on convertible debentures                                                         (18,750)
    Payment on notes payable                                                  (465,500.00)    (361,000)
    Treasury stock sales                                                                        67,295
    Treasury stock purchaes                                                             -      (16,700)
                                                                           ---------------  -----------
          NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (465,500.00)     270,845
                                                                           ---------------  -----------

        NET INCREASE (DECREASE) IN CASH                                       (294,608.84)     514,286

        CASH AT BEGINNING OF PERIOD                                            717,851.00      147,524
                                                                           ---------------  -----------
              CASH AT END OF PERIOD                                        $   423,242.16      661,810
                                                                           ===============  ===========

        Cash paid during the year for interest                             $            -       11,400
                                                                           ---------------  -----------

            See the accompanying notes to these financial statements

                                  AMERICAN NORTEL COMMUNICATIONS, INC.
                                   COMPARATIVE STATEMENT OF OPERATIONS
                            FOR THE PERIOD ENDING SEPTEMBER 30, 1999 AND 1998
                                               (UNAUDITED)

                                                   1999                    1998


                                            1ST QUARTER     YEAR TO DATE    1ST QUARTER     YEAR TO DATE
INCOME
  Airtime Income                           $6,763,403.95    6,763,403.95   $3,105,225.31   3,105,225.31


COST OF SALES                               4,595,305.97    4,595,305.97    2,254,940.12   2,254,940.12

                                           --------------  --------------  --------------  -------------
GROSS PROFIT                                2,168,097.98    2,168,097.98      850,285.19     850,285.19

  SELLING EXPENSES                            363,217.45      363,217.45       84,053.75      84,053.75

  GENERAL & ADMINISTRATIVE                    326,347.95      326,347.95      191,945.00     191,945.00
                                           --------------  --------------  --------------  -------------
    TOTAL EXPENSES                            689,565.40      689,565.40      275,998.75     275,998.75

    EARNINGS (LOSS) FROM OPERATIONS         1,478,532.58    1,478,532.58      574,286.44     574,286.44

OTHER INCOME (EXPENSE)
  Other Income                                 19,962.00       19,962.00               -              -
  Interest Income                               2,070.92        2,070.92          657.57         657.57
  Interest Expense                            (23,915.25)     (23,915.25)     (13,500.00)    (13,500.00)
                                           --------------  --------------  --------------  -------------
    TOTAL OTHER INCOME                         (1,882.33)      (1,882.33)     (12,842.43)    (12,842.43)

Provision for State Income Taxes             (132,900.00)    (132,900.00)

NET INCOME (LOSS)                          $1,343,750.25   $1,343,750.25      561,444.01     561,444.01
                                           ==============  ==============  ==============  =============

EARNINGS PER SHARE:
Basic Earnings Per Share                   $        0.09                            0.04
                                           --------------                  --------------

WEIGHTED AVERAGE NUMBER OF COMMON             15,463,785                      14,070,890
                                                                           --------------
   SHARES OUTSTANDING

Diluted Earnings Per Share                 $        0.09                            0.04
                                           --------------                  --------------

WEIGHTED AVERAGE NUMBER OF COMMON             15,463,785                      14,076,734
                                                                           --------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

            See the accompanying notes to these financial statements

NOTE  1:
--------

     The accompanying unaudited financial statements of American Nortel Communications, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2000. These financial statements should be read in conjunction with the Company's June 30, 1999 audited fiscal year-end financial statements and accompanying notes thereto, which are included in the Company's annual report on Form 10-K for the Fiscal year ended June 30, 1999.

NOTE  2:
--------

     Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The Company's 10% convertible debentures are considered to be common stock equivalents. Consequently, the number of shares issuable, assuming full conversion outstanding of these debentures as of the beginning of the fiscal year, is added to the number of common shares. A fully diluted earnings per share is computed assuming conversion of all debentures.

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

          NONE;  NOT  APPLICABLE.

ITEM  5.     OTHER  INFORMATION.

          NONE;  NOT  APPLICABLE.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage rapid growth; litigation; changes in regulations; competition in the long distance telecommunications market, especially price competition; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition and the Company's success in marketing its telecommunication services and programs to new subscribers; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in offering additional communications products and services.

     In the quarter ended September 30, 1999, the Company provided long distance service as a reseller. The Company's focus on long distance service has become a profitable business, and continues to provide quality telecommunications services for its customers. The Company anticipates continued profitability in this business segment and growth within its other telecommunication segments. The Company has also been able to target markets that have high volume calls and international calls. International calling represented 10% of the Company's revenues. The Company has experienced continued increase, in competition domestically in market pricing, and continues to seek joint venture and investment acquisition opportunities to potentially lessen the effects of cost competition in the domestic telecommunication market.

     On July 21, 1999, the Company purchased for investment 1,000,000 shares of SHC Corporation a/k/a Victor Maxx Technologies, Inc. SHC Corporation is an OTC:Bulletin Board stock company whose common stock trades under the symbol VMAX. This company specializing in short-term lending to consumers. The acquisition  price  was  $140,000,  or  14  cents  per  share.

Results  of  Operations

Quarter  Ended  September 30, 1999 Compared to Quarter Ended September 30, 1998.

     Revenues for the quarter ended September 30, 1999 increased to $6,763,403, or 117.8%, from $3,105,225, during quarter ended September 30, 1998. The increase in revenue resulted primarily from growth in the volume of calls by subscribers using the Company's basic 1 Plus and 800 long-distance service. The Company has purchased new accounts and has increased the size of its customer base through the use of outside telemarketers. The Company has also increased its market share in large call volume areas, and has concentrated additional marketing resources on international calling, which has higher profit margin that can be achieved in the U.S. domestic long distance market, and which is not currently being directly affected by the pricing competition, which is very intense in the domestic calling market. The Company has been better able to control subscriber attrition ratios, which it attributes to better and more cost effective service to its customers.

     Selling expenses for the quarter ended September 30, 1999 increased 332.1%, to $363,217 from $84,053 during quarter ended September 30, 1998. The increase in selling expenses was a result of the increase in marketing costs associated with telemarketing campaigns. The Company increased its telemarketing campaigns to build a longer customer base.

     General and administrative expenses for quarter ended September 30, 1999 increased 70.0% to $326,347 from $191,945 during quarter ended September 30, 1998. The increase results the Company's payment of salary to the CEO in 1999 as compared to the issuance of stock for CEO services in 1998. The Company has increased the number of its customer service representatives to provide bi-lingual assistance to non-English speaking customers. The Local Exchange Carrier (LEC) has been continually increasing the cost of wholesale traffic through its long distance switch and the Company anticipates that this trend will continue. The Company has also increased its customer service representative staff to provide better services to its customers.

     Interest expense for the quarter ended September 30, 1999 increased to $23,915 from $13,500 during quarter ended September 30, 1998. The increase in interest expense was a result of higher debt outstanding incurred in connection with the Company's acquisition of 1,060,069 shares of Daulphin Technology, Inc. common stock during April 23, 1999. The acquisition was funded through securing outside financing.

     Net earnings for the quarter ended September 30, 1999 were $1,476,650, or $.10 per diluted share, compared to $561,444, or $.04 per diluted share during quarter ended September 30, 1998.

Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Cash provided by operating activities increased for the quarter ended September 30, 1999 by $340,891. The principle source of revenue is generated from sales of long distance service to the Company's customers.

Capital  Resources

     Cash flows used by investing activities was $170,000 for the quarter ended September 30, 1999. The Company purchased for investment 1,000,000 shares of the common stock of SHC Corporation during the quarter.

     Cash flows used for financing activities was $465,500 in the quarter ended September 30, 1999. This cash outflow was the payment of $433,000 of loans secured to purchase for investment 1,060,069 shares of the common stock of Daulphin Technology, Inc. In addition, the Company has begun to pay down notes payable to unrelated third parties on terms negotiated with note holders. During the quarter the Company paid $32,500 under these third party notes. The notes represent obligations incurred by prior management in 1993, which were re-negotiated with pay off, default, and maturity provisions more favorable to the Company than the original note terms.


Year  2000

          The Company and its long distance billing and service provider utilize software that truncates the year to a two-digit field. Accordingly, when the date passes the year 2000, errors may occur in the calculation and processing of data significant to the revenue recognition of the Company. The Company has upgraded its hardware and software to be year 2000 compliant, and the Company's service providers have advise the Company that they have taken steps to modify and upgrade equipment and software programs to be prepared for the Year 2000 conversions.

          The Year 2000 issue also affects the Company's internal systems including the Company's information technology (IT) and non -IT systems.
Currently the Company has purchased information systems internally to comply with the requirements for the Year 2000. Management currently believes that all material systems are compliant for the year 2000 and the cost to address the issues is not material. The Company has spent approximately $50,000 over the past two years to address year 2000 issues. These costs are expensed as incurred. The Company believes that its systems are year 2000 compliant, and has not received notice from any of the entities that its systems interface with that those parties expect material failures in the telecommunications system due to year 2000 issues. The most significant year 2000 consequence to the Company would be a failure of the telecommunication system such that the Company's customers could not successfully complete long - distance calls. Such a failure, if it existed for any length of time, would have a material adverse effect on the Company's financial condition and result of operations. It is unclear at this time what recourse, if any, the Company might have against third parties in the event of any such failure of the telecommunications systems.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.

             Date:  November 2, 1999 by:     /S/  W.P. Williams, Jr.

                          W.P. WILLIAMS, JR., Director
                             Chief Executive Officer