Form 10QSB
period 1999-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 2000-02-11
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [ X ] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                 For the quartely period ended December 31, 1999

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

(1)Yes          / X  /    No     /   /

(2)Yes          / X /     No     /   /

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

THERE WERE 15,403,785 SHARES OF THE REGISTRANT'S COMMON VOTING STOCK OUTSTANDING ON FEBRUARY 15, 2000

                          AMERICAN NORTEL COMMUNICATIONS, INC.
                               COMPARATIVE BALANCE SHEETS
                            AS OF DECEMBER 31, 1999 and 1998
                                       (UNAUDITED)

                                         ASSETS

                                                         1999               1998
                                                   ----------------  ----------------
CURRENT ASSETS:
  Cash in Bank                                          410,305.77   $    654,808.72
  Prepaid Expenses                                      253,062.11        757,875.63
  Intangible Debt Issue                                          -         16,200.00
  Accounts Receivable                                 3,561,597.02      1,873,816.82
  Marketable Securities Available for Sale            3,123,068.75                 -
                                                   ----------------  ----------------

    TOTAL CURRENT ASSETS                           $  7,348,033.65   $  3,302,701.17


PROPERTY AND EQUIPMENT:
  Telecommunications Property                             1,650.00          1,650.00
  Equipment                                              33,665.77         33,665.77
  Computer Equipment                                     43,349.23         38,271.01
  Furniture and Fixtures                                  4,660.00          4,660.00
LESS: Accumulated Depreciation                          (39,582.00)       (16,119.13)
                                                   ----------------  ----------------
    TOTAL PROPERTY AND EQUIPMENT                         43,743.00         62,127.65

OTHER ASSETS:
  Other Assets                                            6,666.94          6,666.94
  Due from Affiliates                                   406,390.00        276,869.68
  Deferred Tax Asset                                  1,160,000.00                 -
                                                   ----------------  ----------------

    TOTAL OTHER ASSETS                                1,573,056.94        283,536.62
                                                   ----------------  ----------------

    TOTAL ASSETS                                   $  8,964,833.59      3,648,365.44
                                                   ================  ================


                                       LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                                826,807.42      1,349,146.21
  Trade Accounts Payable - Other                        362,189.00        439,327.00
  Accrued Expenses                                      135,887.80         13,210.61
  State Income Taxes Payable                            255,000.00                 -
  Notes Payable                                         453,000.00        650,000.00
  Accrued Interest Payable                               49,416.25        409,989.00
  Notes Payable Southwest Security                       99,181.29                 -
                                                   ----------------  ----------------

    TOTAL CURRENT LIABILITIES                         2,181,481.76      2,861,672.82

LONG-TERM LIABILITIES:
  Converted Debentures                                           -         18,750.00
  Unearned Revenues Marketable Securities             1,212,201.25                 -
                                                   ----------------  ----------------

    TOTAL LONG-TERM LIABILITIES                       1,212,201.25         18,750.00
                                                   ----------------  ----------------

    TOTAL LIABILITIES                                 3,393,683.01      2,880,422.82

                                  STOCKHOLDERS' EQUITY

  Common Stock                                       21,938,202.00     22,073,002.00
  Treasury Stock                                       (117,000.00)      (270,000.00)
  Additional Paid In Capital                             50,595.00                 -
  Retained Earnings(Loss)                           (16,300,646.42)   (21,035,059.38)
                                                   ----------------  ----------------

    TOTAL STOCKHOLDERS' EQUITY                        5,571,150.58        767,942.62
                                                   ----------------  ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  8,964,833.59      3,648,365.44
                                                   ================  ================

       See the accompanying notes to these unaudited financial statements

                                   AMERICAN NORTEL COMMUNICATIONS, INC.
                                         STATEMENTS OF CASH FLOWS
                FOR THE PERIOD ENDED DECEMBER 31, 1999 AND PERIOD ENDED SEPTEMBER 30, 1999
                                                (UNAUDITED)


                                                                               2ND QTR          1ST QTR
                                                                           ---------------  --------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                             $   699,266.33   $1,396,650.25
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization                                              3,600.00        3,600.00
      Expenses paid with common stock                                                   -       27,000.00
      Sale of common stock                                                     (11,505.77)

    (Increase) decrease in:
      Trade accounts receivable                                                 94,271.38     (715,014.40)
      Prepaid expenses                                                          20,851.17      139,728.72

    Increase (decrease) in:
      Trade accounts payable                                                   (55,153.00)    (647,314.58)
      Accrued interest                                                           4,005.00        5,411.31
      State income taxes payable                                                65,000.00       80,000.00
      Accrued payroll taxes                                                     34,266.58       50,829.86
                                                                           ---------------  --------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                            854,601.69      340,891.16


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable equity securities                                (1,216,141.15)    (140,000.00)
    Advances to affiliates                                                     (30,000.00)
    Purchases of property and equipment                                         (5,078.22)              -
                                                                           ---------------  --------------
          NET CASH (USED) BY INVESTING ACTIVITIES                           (1,221,219.37)    (170,000.00)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term installment loan                                                300,000.00
    Short-term investment margin                                                99,181.29
    Payment on notes payable                                                   (45,500.00)    (465,500.00)
                                                                           ---------------  --------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                            353,681.29     (465,500.00)

        NET INCREASE (DECREASE) IN CASH                                        (12,936.39)    (294,608.84)

        CASH AT BEGINNING OF PERIOD                                            423,242.16      717,851.00
                                                                           ---------------  --------------
              CASH AT END OF PERIOD                                        $   410,305.77   $  423,242.16
                                                                           ===============  ==============

       See the accompanying notes to these unaudited financial statements

                                      AMERICAN NORTEL COMMUNICATIONS, INC.
                                      COMPARATIVE STATEMENT OF OPERATIONS
                                FOR THE PERIOD ENDING DECEMBER 31, 1999 AND 1998
                                                  (UNAUDITED)


                                                         FISCAL YEAR 2000               FISCAL YEAR 1999

                                                  2ND QUARTER      YEAR TO DATE    2ND QUARTER     YEAR TO DATE
                                                 --------------  ---------------  --------------  -------------
INCOME
  Airtime Income                                 $6,021,528.87    12,784,932.82   $4,152,601.58   7,257,826.89


COST OF SALES                                     4,746,569.66     9,341,875.63    2,925,874.00   5,180,814.12

                                                 --------------  ---------------  --------------  -------------
GROSS PROFIT                                      1,274,959.21     3,443,057.19    1,226,727.58   2,077,012.77

  SELLING EXPENSES                                  222,911.74       559,129.19       86,059.12     170,112.87

  GENERAL & ADMINISTRATIVE                          266,117.54       619,465.49      234,018.43     425,963.43
                                                 --------------  ---------------  --------------  -------------
    TOTAL EXPENSES                                  489,029.28     1,178,594.68      320,077.55     596,076.30

    EARNINGS (LOSS) FROM OPERATIONS                 785,929.93     2,264,462.51      906,650.03   1,480,936.47

OTHER INCOME (EXPENSE)
  Other Income                                               -        19,962.00          218.82         218.82
  Interest Income                                     2,206.58         4,277.50        2,248.82       2,906.39
  Interest Expense                                  (23,870.18)      (47,785.43)     (13,500.00)    (27,000.00)
                                                 --------------  ---------------  --------------  -------------
    TOTAL OTHER INCOME                              (21,663.60)      (23,545.93)     (11,032.36)    (23,874.79)

  NET INCOME BEFORE INCOME TAXES                    764,266.33     2,240,916.58      895,617.67   1,457,061.68

  Provisions for State Income Taxes                  65,000.00       145,000.00               -              -

                                                             -
NET INCOME (LOSS)                                $  699,266.33     2,095,916.58   $  895,617.67   1,457,061.68
                                                 ==============  ===============  ==============  =============

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE BEFORE INCOME TAXES     $        0.05                    $         0.06
                                                 --------------                  ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                        14,381,606
                                                 --------------                   ---------------
   SHARES OUTSTANDING

BASIC EARNINGS PER SHARE                         $        0.05                    $         0.06
                                                 --------------                   ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                        14,381,606
                                                 --------------                   ---------------
   SHARES OUTSTANDING

DILUTED EARNINGS PER SHARE BEFORE INCOME TAXES   $        0.05                    $         0.06
                                                 --------------                   ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                        14,387,450
                                                 --------------                   ---------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

DILUTED EARNINGS PER SHARE                       $        0.05                    $         0.06
                                                 --------------                   ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                        14,387,450
                                                 --------------                   ---------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accounting policies followed by the Company, and the methods of applying those policies, which materially affect the determination of its financial position, results of operations, or cash flows are summarized below:

UNAUDITED  INFORMATION  AND  BASIS  OF  PRESENTATION

The balance sheet as of December 31, 1999 and statement of operation and cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative on the results of operations to be expected for the fiscal year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements for the fiscal year-ended June 30, 1999 which were included in the Company's 10-KSB Annual Report to Stockholders.

ADVERTISING  COSTS

Advertising production costs, except for costs associated with marketing are charged to operations when incurred. Costs associated with marketing are amortized based on management's forecasted analysis consistent with prior marketing efforts.

CASH  AND  CASH  EQUIVALENTS,  SHORT  AND  LONG-TERM  INVESTMENTS

All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

CONCENTRATION  OF  CREDIT  RISK

The Company maintains its cash balances in two banks in Phoenix, Arizona. Accounts at each institution are insured up to $100,000 by the Federal Depository Insurance Corporation (FDIC). The Company maintains its investment balances with two brokerage firms. Accounts at these firms are insured up to $500,000 by the Security Investor Protection Corporation (SPIC).

DEPRECIATION  AND  AMORTIZATION

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally five to seven years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted future cash flows.

REVENUE  RECOGNITION

The Company's revenues are derived principally from long distance telephone service. Revenue is recorded when service is rendered, which is recorded when a long distance call is completed, and is recorded net of an allowance for amounts, which the Company estimates will be refunded, rebated, uncollectable, or not billable.

MARKETING  COSTS

Direct response marketing costs, primarily incurred through contracted telephone solicitation of prospective accounts, are deferred and amortized over the average life of the new accounts, which is normally six to eight months.

INCOME  TAXES

The provision for income taxes includes deferred income taxes resulting from temporary differences in the recognition of certain income and expense items for financial reporting purposes in different periods than for tax purposes.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amounts for cash, investments in marketable securities, trade accounts receivable, advances to control group, accounts payable, disputed claims, accrued liabilities, and notes payable approximate their fair value due to the short maturity of these instruments. The Company has determined that the recorded amounts approximate fair value.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the collectability of receivables and advances, the valuation allowance for deferred tax assets, and the amortization period for deferred marketing costs.

COMMON  STOCK

Transactions in the Company's common stock issued for the acquisition of assets, products or services are accounted for at fair value. Fair value is determined based on the Company's traded closing price on the date of the transaction or the fair value of the asset, product or service received, whichever fair value is more readily determinable.

RECENT  ACCOUNTING  PRONOUNCEMENTS:  NONE

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

               NONE;  NOT  APPLICABLE.

ITEM  5.  OTHER  INFORMATION.

               NONE;  NOT  APPLICABLE.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage rapid growth;
litigation; changes in regulations which change the costs to the Company of conducting its business; competition in the long distance telecommunications market, especially price competition; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition and the Company's success in marketing its telecommunication services and programs to new subscribers; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in offering additional communications products and services.

     In the quarter ended December 31, 1999, the Company provided long distance service as a reseller. The Company has also implemented a strategy to target markets that have high volumes of U.S. domestic calls and international calls. International calling represents approximately 10% of the Company's revenues during the quarter ended December 31, 1999. During the quarters ended September 30, 1999 and June 30, 1999, internationally calling represented approximately 10%.

Price competition in the U.S. domestic long distance market continued to be intense during the quarter, and has had an adverse effect on the Company's margins. Because the Company foresees no factors that are likely to lessen price competition, during 1999 the Company began to target market groups that make international calls, since the pricing pressures in international calling are less intense at the present time than is the case with the domestic market. The Company has also in recent period sought to offset the effects of price competition by seeking investment opportunities in enterprises outside its general industry group. At December 31, 1999, the Company held its securities issued by the following:

On July 21, 1999, the Company purchased for investment 1,000,000 shares of SHC Corporation a/k/a Victor Maxx Technologies, Inc. SHC Corporation is an OTC:Bulletin Board stock company whose common stock trades under the symbol VMAX. This company specializing in short-term lending to consumers. The acquisition  price  was  $140,000,  or  14  cents  per  share.

On October 22, 1999, the Company purchased for investment 19,400 shares of American Educational Products Inc., the company is an OTC: Bulletin Board stock company whose common stock shares trades under the symbol AMEP. The company promotes and facilitates its products conducive to an environment that embraces learning. The acquisition price was $210,467, or $10.75 per share.

     On October 26, 1999, the Company purchased for investment 250,000 shares of PTN Media a/k/a PTN Media, Inc., OTC: Bulletin Board stock company whose common stock shares trades under the symbol PTNM. The company develops and markets multi-media products. The acquisition price was $500,000, or $2.00 per share.

On November 15, 1999, the Company purchased for investment 1,211,111 shares of MedCom USA, Inc., OTC: Bulletin Board stock company whose common stock shares trades under the symbol EMED. The company markets online medical billing services. The acquisition price was $500,000, or 45 cents per share.

Results  of  Operations

Quarter  Ended  December  31,  1999 Compared to Quarter Ended December 31, 1998.

     Revenues for the quarter ended December 31, 1999 increased to $6,021,528, or 45%, from $4,152,601 during quarter ended December 31, 1998. The increase in revenue resulted primarily from growth in the volume of calls by subscribers using the Company's basic 1 Plus and 800 long-distance service. The Company has purchased new accounts and has increased the size of its customer base through the use of outside telemarketers. The Company increased its market share in large call volume areas, and has concentrated additional marketing resources on international calling, which has higher profit margins than in the U.S. domestic long distance market, and which is not currently being directly affected by the intense pricing competition which exists in the domestic calling market during the 1999 quarter. The Company is been better able to control subscriber attrition ratios, which it attributes to better and more cost-effective service to its customers.

     Costs of sales was $4,746,570, or 78.8% of total revenues, for the quarter ended December 31, 1999, compared to $2,925,874, 70.5% of total revenues, for the same period in the prior year. Cost of sales is comprised principally of the costs the Company pays to the long distance service providers whose long distance networks the Company uses for its customers calls. The increased cost was due primarily to the increased revenues. The increase as a percentage of total revenues principally reflects the effects of price competition, which narrows the spreads between the price at which the Company bills its customers for long distance calls and the price that the Company pays for access to the long distance calling networks owned by the carriers. The Company expects to see the margins on customer revenues from U.S. domestic calls continue to decrease as a result of continued pricing competition.

     Selling expenses for the quarter ended December 31, 1999 increased to $222,912, or 159%, from $86,059 during quarter ended December 31, 1998. The increase in selling expenses was a result of telemarketing campaigns. The Company increased its telemarketing campaigns and maintained the overall size of its customer base. The size of the Company's customer base is materially affected by price competition, which the Company believes is the principal factor that affects the Company's customer attrition rates marketing campaigns by competitors can have a significant effect on the attrition rate that the Company experiences from time to time. The Company attempts to stage its marketing campaigns to at least match new customer accounts with anticipated attrition rates. However, unanticipated increases in the attrition rate can have a significant effect on the Company's revenues and expense levels during any financial reporting period. The Company will generally respond to an increase in the attrition rate by increasing its telemarketing campaigns, which will increase selling expenses during the period which the campaign occurs. An increase in the attrition rate will also have an adverse effect on revenues because, when the increase in the attrition rate occurs, the Company ceases to receive any revenue from those customers who switched to another long distance carrier. Until those customers are replaced through telemarketing campaigns or otherwise, the revenues that had been associated with their accounts will not be received. Consequently, the effects of pricing competition can cause material variations in the Company results of operations from period to period, and make it unlikely that the Company will be able to sustain the level of earnings achieved during recent quarterly periods.

     General and administrative expenses for quarter ended December 31, 1999 increased 12% to $266,117 from $234,018 during quarter ended December 31, 1998. The increase resulted from the Company increasing its customer service staffing to provide better services to its customers. The Company has maintained the number of its customer service representatives to provide bi-lingual assistance to non-English speaking customers. The Local Exchange Carriers (LEC) have been continually increasing the costs of wholesale traffic through its long distance switching, and the Company anticipates that this trend will continue.

     Interest expense for the quarter ended December 31, 1999 increased to $23,870 from $13,500 during quarter ended December 31, 1998. The increase in interest expense was a result of an increase in debt outstanding, which was incurred in connection with the Company's acquisitions of AMEP, PTNM and EMED common stock in October and November of 1999. The acquisitions were funded through securing outside financing from First Star Financial.

     Net earnings for the quarter ended December 31, 1999 were $699,266, or $.05 per diluted share, compared to $895,618, or $.06 per diluted share during quarter ended December 31, 1998.


Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Net cash provided by operating activities for the quarter ended December 31, 1999 is $854,602, compared to $340,891 during the quarter ended September 30, 1999. The principle source of revenue is generated from sales of long distance service to the Company's customers.

Capital  Resources

     Cash flows used by investing activities was $1,221,219 for the quarter ended December 31, 1999. The Company purchased computer equipment for $5,078. Additionally, the Company has purchased the following stock for investment:

Date Purchased  Symbol     # Shares   Cost Per Share
--------------  ---------  ---------  ---------------
      04/23/99      DNTK   1,060,069  $           .53
      07/21/99      VMAX   1,000,000              .14
      10/22/99      AMEP*     19,400            10.75
      10/26/99      PTNM*    250,000             2.00
      11/15/99      EMED*  1,211,111              .45

     *The Company, for the quarter ended December 31, 1999 purchased for investment 19,400 shares of common stock of American Educational Products, Inc.,
(AMEP), and purchased 250,000 shares of common stock of PTN Media, Inc., (PTNM), and purchased 1,111,111 shares of common stock of MedCom USA, Inc., (EMED).

     Cash flows provided for financing activities were $353,681 in the quarter ended December 31, 1999. This cash inflow was attributed to an installment loan obligation for $300,000, and for an investment interest margin of $99,181 secured for the purpose of investment in marketable securities. Also, the Company has paid notes payable to unrelated third parties on terms negotiated with note holders. During the quarter, the Company paid $45,500 under these third party notes. The notes represent obligations incurred by prior management in 1993, which were re-negotiated with pay off, default, and maturity provisions more favorable to the Company than the original note terms.


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

                      AMERICAN NORTEL COMMUNICATIONS, INC.

               Date: February 11, 2000 by: /S/ W.P. Williams, Jr.

                          W.P. WILLIAMS, JR., Director
                             Chief Executive Officer