Form 10QSB
period 2000-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 2000-05-10
CIK 875711

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  [ X ] QUARTELY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quartely period ended March 31, 2000

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

THERE WERE 15,403,785 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING ON APRIL 30, 2000

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                         AMERICAN NORTEL COMMUNICATIONS, INC.
                                            COMPARATIVE BALANCE SHEETS
                                           AS OF MARCH 31, 2000 and 1999
                                                    (UNAUDITED)

                                                       ASSETS

                                                                 2000                                1999
CURRENT ASSETS:
  Cash in Bank                                        2,415,384.26                     $    287,832.55
  Prepaid Expenses                                      321,618.60                          726,935.25
  Intangible Debt Issue                                          -                           16,200.00
  Accounts Receivable                                 3,376,810.06                                   -
  Marketable Securities Available for Sale           10,465,178.19                        2,377,714.73
                                                   ----------------                   ----------------

    TOTAL CURRENT ASSETS                                             $ 16,578,991.11                    $  3,408,682.53


PROPERTY AND EQUIPMENT:
  Telecommunications Property                             1,650.00
  Equipment & Computer Equipment                         77,449.00                           1,650.00
  Furniture and Fixtures                                  4,660.00                          98,675.18
LESS: Accumulated Depreciation                          (43,182.00)                        (19,119.13)
                                                   ----------------                   ----------------
    TOTAL PROPERTY AND EQUIPMENT                                           40,577.00                          81,206.05

OTHER ASSETS:
  Other Assets                                            6,666.94                           6,666.94
  Notes Receivables - other                               3,500.00                                  -
  Due from Affiliates                                   606,390.00                         437,114.76
  Deferred Tax Asset                                  1,160,000.00                                  -
                                                   ----------------                   ----------------

    TOTAL OTHER ASSETS                                                  1,776,556.94                         443,781.70
                                                                    ----------------                   ----------------

    TOTAL ASSETS                                                     $ 18,396,125.05                       3,933,670.28
                                                                    ================                   ================



                                                      LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                                825,224.00                       1,104,380.46
  Trade Accounts Payable - Other                        362,189.00                         410,327.00
  Accrued Expenses                                      106,121.70                          55,179.32
  State Income Taxes Payable                            340,000.00                         620,000.00
  Notes Payable                                          50,000.00                         291,801.50
  Accrued Interest Payable                               51,813.10                                  -
  Notes Payable Southwest Security                       99,181.29                                  -
                                                   ----------------                   ----------------

    TOTAL CURRENT LIABILITIES                                          1,834,529.09                       2,481,688.28

LONG-TERM LIABILITIES:
  Converted Debentures                                           -                          18,750.00
  Unearned Revenues Marketable Securities             8,939,135.69                                  -
                                                   ----------------                   ----------------

    TOTAL LONG-TERM LIABILITIES                                        8,939,135.69                          18,750.00
                                                                   ----------------                   ----------------

    TOTAL LIABILITIES                                                 10,773,664.78                       2,500,438.28

                                                  STOCKHOLDERS' EQUITY

  Common Stock                                       21,938,202.00                      21,920,002.00
  Treasury Stock                                       (117,000.00)                       (117,000.00)
  Additional Paid In Capital                             50,595.00                                  -
  Retained Earnings(Loss)                           (14,249,336.73)                    (20,369,770.00)
                                                   ----------------                   ----------------

     OTAL STOCKHOLDERS' EQUITY                                         7,622,460.27                       1,433,232.00
                                                                    ----------------                   ----------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 18,396,125.05                       3,933,670.28
                                                                    ================                   ================

       See the accompanying notes to these unaudited financial statements

                                             AMERICAN NORTEL COMMUNICATIONS, INC.
                                              COMPARATIVE STATEMENT OF OPERATIONS
                                         FOR THE PERIOD ENDING MARCH 31, 2000 AND 1999
                                                          (UNAUDITED)

                                                          FISCAL YEAR 2000              FISCAL YEAR 1999
                                                   3RD QUARTER       YEAR TO DATE    3RD QUARTER    YEAR TO DATE
INCOME
  Airtime Income                                 $5,293,883.65    18,098,778.47   $4,622,597.17   11,880,424.06


COST OF SALES                                     4,303,524.38    13,645,400.01    3,361,703.14    8,542,558.21


GROSS PROFIT                                        990,359.27     4,453,378.46    1,260,894.03    3,337,865.85

  SELLING EXPENSES                                  211,974.72       771,103.91      371,671.59      694,164.01

  GENERAL & ADMINISTRATIVE                          270,738.60       935,410.71      262,892.19      671,311.54
                                                 --------------  ---------------  --------------  --------------
    TOTAL EXPENSES                                  482,713.32     1,706,514.62      634,563.78    1,365,475.55

    EARNINGS (LOSS) FROM OPERATIONS                 507,645.95     2,746,863.84      626,330.25    1,972,390.30

OTHER INCOME (EXPENSE)
  Other Income                                    1,659,473.62     1,670,979.39       98,006.50      179,225.32
  Gain on Maturing Note                                      -                -       81,000.00               -
  Interest Income                                     2,890.97         7,168.47       10,371.48       13,277.87
  Interest Expense                                  (33,700.85)      (47,785.43)     (13,500.00)     (40,500.00)
                                                 --------------  ---------------  --------------  --------------
    TOTAL OTHER INCOME                            1,628,663.74     1,630,362.43      175,877.98      152,003.19

  NET INCOME BEFORE INCOME TAXES                  2,136,309.69     4,377,226.27      802,208.23    2,124,393.49

  Provisions for State Income Taxes                  85,000.00       230,000.00               -               -

                                                             -
NET INCOME (LOSS)                                $2,051,309.69     4,147,226.27   $  802,208.23    2,124,393.49
                                                 ==============  ===============  ==============  ==============

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE BEFORE INCOME TAXES     $        0.14                    $        0.06
                                                 --------------                  ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                       14,071,158
                                                 --------------                  ---------------
   SHARES OUTSTANDING

BASIC EARNINGS PER SHARE                         $        0.13                    $        0.06
                                                 --------------                  ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                       14,071,158
                                                 --------------                  ---------------
   SHARES OUTSTANDING

DILUTED EARNINGS PER SHARE BEFORE INCOME TAXES   $        0.14                    $        0.06
                                                 --------------                  ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                       14,077,002
                                                 --------------                  ---------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

DILUTED EARNINGS PER SHARE                       $        0.13                    $        0.06
                                                 --------------                  ---------------

WEIGHTED AVERAGE NUMBER OF COMMON                   15,403,785                       14,077,002
                                                 --------------                  ---------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                   AMERICAN NORTEL COMMUNICATIONS, INC.
                                         STATEMENTS OF CASH FLOWS
                  FOR THE PERIOD ENDED MARCH 31, 2000 AND PERIOD ENDED DECEMBER 31, 1999
                                                (UNAUDITED)


                                                                               3RD QTR          2ND QTR
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                             $2,051,309.69   $   699,266.33
    Adjustments to reconcile net income to net cash provided by operating activities.
      Depreciation and amortization                                             3,600.00         3,600.00
      Expenses paid with common stock                                                  -                -

    (Increase) decrease in:
      Trade accounts receivable                                               184,786.96        94,271.38
      Prepaid expenses                                                        (68,556.49)       20,851.17

    Increase (decrease) in:
      Trade accounts payable                                                   (1,583.42)      (55,153.00)
      Accrued interest                                                          2,396.85         4,005.00
      State income taxes payable                                               85,000.00        65,000.00
      Accrued Expenses                                                        (29,766.10)       34,266.58
                                                                           --------------  ---------------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,227,187.49       866,107.46


  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable equity securities                                   50,000.00    (1,216,141.15)
    Advances to affiliates                                                   (203,500.00)               -
    Purchase of common stock                                                  484,825.00       (11,505.77)
    Purchases of property and equipment                                          (434.00)       (5,078.22)
                                                                           --------------  ---------------
          NET CASH (USED) BY INVESTING ACTIVITIES                             330,891.00    (1,232,725.14)


  CASH FLOWS FROM FINANCING ACTIVITIES
    Short-term installment loan                                                        -       300,000.00
    Short-term investment margin                                                       -        99,181.29
    Payment on notes payable                                                 (553,000.00)      (45,500.00)
                                                                           --------------  ---------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                          (553,000.00)      353,681.29

        NET INCREASE (DECREASE) IN CASH                                     2,005,078.49       (12,936.39)

        CASH AT BEGINNING OF PERIOD                                           410,305.77       423,242.16
                                                                           --------------  ---------------
              CASH AT END OF PERIOD                                        $2,415,384.26   $   410,305.77
                                                                           ==============  ===============

       See the accompanying notes to these unaudited financial statements

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The accounting policies followed by the Company, and the methods of applying those policies, which materially affect the determination of its financial position, results of operations, or cash flows are summarized below:

UNAUDITED  INFORMATION  AND  BASIS  OF  PRESENTATION

The balance sheet as of March 31, 2000 and statement of operations and cash flows for all periods included in the accompanying financial statements have not been audited. In the opinion of management these financial statements include all normal and recurring adjustments necessary for a fair presentation of such financial information. The results of operations for the interim periods are not necessarily indicative on the results of operations to be expected for the fiscal year.

The financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The interim financial information and the notes thereto should be read in conjunction with the audited financial statements which were included in the Company's Annual Report on 10-KSB for the fiscal year ended June 30, 1999.

ADVERTISING  COSTS

Advertising production costs, except for costs associated with marketing, are charged to operations when incurred. Marketing costs are related to direct-response marketing and costs are capitalized as required by SOP 93-7 and amortized, as described below.

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

DEPRECIATION  AND  AMORTIZATION

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally five to seven years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any based on expected discounted future cash flows.

REVENUE  RECOGNITION

The Company's revenues are derived principally from long distance service. Revenue is recorded when service is rendered, which is when a long distance call is completed, and is recorded net of an allowance for certain amounts which the Company estimates will be refunded, rebated, uncollectable, or not billable.

MARKETING  COSTS

Direct response marketing costs, primarily incurred through contracted telephone solicitation of prospective accounts are deferred and amortized over the average life of the new accounts, which is normally six to eight months.

INCOME  TAXES

The Company has net operating loss carry forwards, which expire from 2009 through 2012. Realization depends on generating sufficient taxable income before expiration of the loss carry forwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized.

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

ADVANCES  TO  CONTROL  GROUP

The Secretary of the Company is the sole shareholder of Wilcom, Inc., (the majority shareholder of ANC). The Company's President and CEO is the sole shareholder of Shelton Financial, Inc., also a shareholder of ANC. The Secretary and President are husband and wife. These officers, Wilcom, and Shelton have all advanced funds to and received funds from ANC. It is not practicable to segregate the individual advances and payments between these four related entities and ANC, and, accordingly they are reported in the aggregate. The advances bear interest at 8% per annum and are unsecured, and are due and payable to the Company upon demand.

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

             NONE;  NOT  APPLICABLE.

ITEM  5.     OTHER  INFORMATION.

             NONE;  NOT  APPLICABLE.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage rapid growth; litigation; changes in regulations affecting the cost of long-distance service or affecting competition in the long-distance industry, especially price competition and the growth of low-cost, high quality Internet telephony; the Company's ongoing relationship with its long distance carriers; dependence upon key personnel; subscriber attrition and the Company's success in marketing its telecommunication services and programs to new subscribers; the adoption of new, or changes in, accounting policies, practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, operate, and upgrade its information systems; and the Company's success in offering additional communications products and services.

     In the quarter ended March 31, 2000, the Company provided long distance service as a reseller. The Company's focus is to provide quality telecommunications services its customers. The Company anticipates continued profitability in this area of business and growth within its other telecommunication areas. The Company has also been able to target markets that have high volume calls and international calls. International calling represented 10% of the Company's revenues during the quarter ended March 31, 2000 compared to prior quarters in which international calling represented approximately 6% of the Company's revenues. The Company has experienced continued increases in competition in the U.S. domestic market, and continues to seek joint venture and investment acquisition opportunities to potentially lessen the effects of cost competition in the domestic telecommunication market.

     On July 21, 1999, the Company purchased for investment 1,000,000 shares of SHC Corporation a/k/a Victor Maxx Technologies, Inc. An OTC Bulletin Board stock company whose common stock trades under the symbol VMAX. This company specializing in short-term lending to consumers. The acquisition price was $140,000, or 14 cents per share. On March 15, 2000, the Company purchased an additional 500,000 shares of SHC common stock. The acquisition price was $50,000 or 10 cents per share.

     On October 22, 1999, the Company purchased for investment 19,400 shares of American Educational Products Inc., an OTC Bulletin Board stock company whose common stock shares trades under the symbol AMEP. The acquisition price was $210,467, or $10.75 per share.

     On October 26, 1999, the Company purchased for investment 250,000 shares of PTN Media a/k/a PTN Media, Inc., an OTC Bulletin Board stock company whose common stock shares trades under the symbol PTNM. The Company develops and markets multi-media products. The acquisition price was $500,000, or $2.00 per share.

     On November 15, 1999, the Company purchased for investment 1,111,111 shares of MedCom USA, Inc., an OTC Bulletin Board stock company whose common stock shares trades under the symbol EMED. The company markets online medical billing services. The acquisition price was $500,000, or 45 cents per share. The Company received 300,000 MedCom shares when MedCom failed to timely file a registration statement covering the Company's resale of MedCom shares.


Results  of  Operations

Quarter  Ended  March  31,  2000  Compared  to  Quarter  Ended  March  31, 1999.

     Airtime income for the quarter ended March 31, 2000 increased to $2,051,308.69, or 39%, from $802,208.23 during quarter ended March 31, 1999.
The increase in revenue resulted from growth in the volume of calls by subscribers using the Company's basic 1 Plus and 800 long-distance service. The Company has purchased new accounts and has increased the size of its customer base through the use of outside telemarketers. The Company has also increased its market share in large call volume areas, and has concentrated additional marketing resources on international calling, which has a higher profit margin that can be achieved in the U.S. domestic long distance market, and which is not currently being directly affected by the pricing competition, which is very intense in the U.S. domestic calling market. The Company has been better able to control subscriber attrition ratios, which it attributes to better and more cost effective service to its customers. The Company's other income included $1,659,474 from the sale of common stock held as an investment by the Company. Airtime income for the nine-months ending March 31, 2000 were $18,098,778 compared to $11,880,424 during the nine-months ending March 31, 1999.

     Cost of sales for quarter March 31, 2000 increased 21.8% to 4,343,524 from 3,361,703 during quarter ended March 31, 1999. The increase results from the continued increase in pricing and increase in competition in the U.S. domestic market. The Local Exchange Carriers (LEC) have been continually increasing the costs of wholesale traffic through their long distance switches, which increases airtime costs to the Company and the Company anticipates that this trend will continue. Cost of Sales for the nine-months ending March 31, 2000 were $13,645,400 compared to $8,542,558 during the nine-months ending March 31, 1999.

     Selling expenses for the quarter ended March 31, 2000 decreased 75%, to $211,974.72 from $371,671.59 during quarter ended March 31, 1999. The decrease in selling expenses was a result of the decrease in marketing costs associated with the more efficient use of the telemarketing campaigns. The Company decreased its telemarketing campaigns because the Company's customer attrition has decreased and the Company has maintained its client base for longer periods. Selling expenses for the nine-months ending March 31, 2000 were $771,103 compared to $694,164 during the nine-months ending March 31, 1999.

     General and administrative expenses for quarter ended March 31, 2000 increased 3.25% to $271,738.60 from $262,892.19 during quarter ended March 31, 1999. The increase results from the Company increasing its customer service staffing to provide better services to its customers. The Company has maintained the number of its customer service representatives to provide bi-lingual assistance to non-English speaking customers. General and administrative expenses for the nine-months ending March 31, 2000 were $935,410 compared to $671,311 during the nine-months ending March 31, 1999.

     Interest expense for the quarter ended March 31, 2000 increased 59.94% to $33,700 from $13,500 during quarter ended March 31, 1999. The increase in interest expense was a result of an increase in debt outstanding in connection with the Company's increased line of credit associated with the factoring of the Company's account receivablesNet earnings for the nine-months ending March 31, 2000 were $47,785 compared to $40,500 during the nine-months ending March 31, 1999.

     Net earnings for the quarter ended March 31, 2000 were, $2,136,309, or $.13 per diluted share compared to $802,208 or $.06 per diluted share during quarter ended March 31, 1999. Net earnings for the nine-months ending March 31, 2000 were $4,147,226 compared to $2,124,393 during the nine-months ending March 31, 1999.


Liquidity

     The Company has funded its working capital requirements primarily from cash provided by operating activities. Cash provided by operating activities for the quarter ended March 31, 2000, was $2,227,187. The principle source of revenue is generated from providing long distance service as a long distance reseller.

     The Company expects that its ability to maintain recent net earnings levels will be adversely affected by numerous factors, including continued price competition in the long distance calling market, which has been characterized by steady decreases in rates which competitors charge long distance customers, by the Company's retention of customers and by the level of its marketing and selling expenses.

Capital  Resources

     Cash flows used by investing activities was $330,891 for the quarter ended March 31, 2000. The Company purchased computer equipment for $434. Additionally, the Company has purchased the following stock throughout the year for investment:

Date
Purchased     Symbol       # Shares   Cost Per Share
---------  --------------  ---------  --------------

04/23/99      DNTK          187,569   $    .53
07/21/99      VMAX          700,000        .14
10/22/99      AMEP           19,400      10.75
10/26/99      PTNM          250,000       2.00
11/15/99      EMED*       1,411,111        .45
03/15/00      VMAX*         500,000        .10


     *The Company, for the quarter ended March 31, 2000 purchased for investment 500,000 shares of common stock of Sonoma Financial, Inc. (VMAX) and additionally received 300,000 shares of MedComUSA, Inc. (EMED) as a penalty for late registration.

The Company advanced funds to affiliates in the amount of $203,500 during the quarter ended March 31, 2000.

     Cash flows used for financing activities were $553,000 in the quarter ended March 31, 2000. This cash inflow was attributed to the Company paid notes payable to unrelated third parties on terms negotiated with note holders. The notes represent obligations incurred by prior management in 1993, which were re-negotiated with pay off, default, and maturity provisions more favorable to the Company than the original note terms.

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

                      AMERICAN NORTEL COMMUNICATIONS, INC.

                  Date: May 10, 2000 by: /S/ W.P. Williams, Jr.

                          W.P. WILLIAMS, JR., Director
                             Chief Executive Officer