Form 10KSB
period 2000-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 2000-09-28
CIK 875711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB

[ X ]  ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
       1934
                  For  the  fiscal  year  ended  JUNE  30,  2000
                                        Or

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

                            COMMON  STOCK,  NO  PAR  VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $  22,783,749

State the aggregate market value of the voting and non-voting common equity held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: As of August 31, 2000, there were
--------------------------------------------
7,621,470 common shares outstanding at a weighted average market price per share of $.562 cents at an aggregated value of $4,283,266.


*The  common  share  price  is  the  average  trading  price  on the NASDAQ OTC.
--------------------------------------------------------------------------------

PART  I

ITEM  1.     Description  of  Business.

ITEM  2.     Description  of  Property

ITEM  3.     Legal  Proceedings

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders



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

DESCRIPTION  OF  BUSINESS

Overview

     American Nortel Communications, Inc. ("ANC" or "Company") is a reseller of 1-Plus and 1-800, 888 long-distance telecommunications services. ANC resells to customers long distance telephone time that it purchases or leases from other long distance carriers. The Company's volume of sales increased in the fiscal year ended June 30, 2000 ("Fiscal 2000") and the Company had gross revenues of $22,783,749 during Fiscal 2000 as compared to gross revenues of $17,103,286 during the prior Fiscal year.

     ANC resells long distance telephone services to both business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to its customers. ANC is charged for the time it uses beyond certain minimum requirements and in turn charges its customers a certain amount per minute. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers, and its results of operations are directly affected by competition, which in recent years has lowered the amount resellers such as the Company can charge customers. ANC out-sources its sales and marketing to telemarketers and it pays those telemarketers a certain amount for each new customer obtained. The Company does not direct-bill its customers, but rather utilizes the Local Exchange Carriers (LEC) which provide telephone services to the Company long-distance customers, and performs billing and collections. LECs receive a fee based upon a certain percentage of amount collected. Management believes that the practice of billing through LECs has a substantial advantage since it increases the likelihood and promptness of the Company's collections.

     ANC's method of operations has certain advantages and disadvantages. Because it purchases long-distance services from others and uses third parties for sales and marketing, ANC has low capital requirements, equipment costs, rent and salaries. On the other hand, ANC is dependent upon others whom it does not control to provide essential services to ANC and its ability to contract for such services at competitive rates. With regard to its cost of obtaining long distance time, there is presently a surplus of capacity held by carriers who sell long distance usage time to ANC on a bulk basis, and ANC believes that such surplus and other service offerings will continue in the foreseeable future. ANC's revenues have increased from the sale of long distance internationally. The Company has been successful in promoting and selling long distance services at a competitive rate for international calling.

Competition

     The long distance telephone industry is highly competitive. There are numerous competitors in the industry, many of which share the same market as ANC. Many of the Company's competitors have larger capital resources, and are more established and have a larger customer base than ANC due to extreme competition in the market place there are presently few resellers remaining. However, they operate in a manner similar to ANC. There are also a large number of resellers, many of whom operate in a manner similar to ANC. Competition among resellers and other providers of long-distance services generally is conducted on the basis of price. Prices charged to users of long distance services have decreased over the last several years for a variety of communication services.
Customers have become more sophisticated and price conscious. They are likely to switch services when new competitor communication packages become available, and switching from one service provider to another has little or no cost implications to the customers. Other sources of competition may be developing because of new offerings by providers, such as cable television providers, Internet service providers, and high-speed voice and data communication providers. In addition, long distance service offered by the LEC's will increase the Company's attrition of customers and revenues.

Regulatory  Background

     The Company and its industry are subject to regulations by the U.S. Federal Communications Commission.

     The existing domestic long distance telecommunications industry was principally shaped by a 1984 court decree that required the divestiture by AT&T of its 22 Bell operating companies, organized those companies under seven regional Bell operating companies and divided the country into Local Access Transport Areas or LATAs. The incumbent local exchange carriers, which include the seven regional Bell operating companies as well as independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and long distance service within Local Access Transport Areas, but the regional Bell operating companies were prohibited from providing long distance service between Local Access Transport Areas. Subsequently, the right to provide long distance service has been given to other interexchange carriers.

     The Telecommunications Act enacted in 1996 significantly altered the telecommunications industry. The regional Bell operating carriers are now permitted to provide long distance service originating (or in the case of "800 and 888" service, terminating) outside the local services areas or offered in conjunction with other ancillary services, including wireless services. Following application to the FCC, and upon a finding by the FCC that the regional Bell operating companies face facilities-based competition and has satisfied a congressionally-mandated "competitive checklist" of interconnection and access obligations, a the Bell operating carrier may provide long distance service within its local service area. Having opened the interexchange market to the Bell operating companies, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs Bell operating companies to allow competing telecommunications service providers, such as the Company, to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. The practical result of regulatory actions was to give resellers of long distance services access to potential customers directly through the local area exchange network.

     Legislative, judicial and, technology factors have helped to create the foundation for smaller long distance providers, such as the Company, to emerge as alternative long distance service. The FCC has required all Interexchange carriers to allow the resale of their services. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. The Company believes that, as a result of digital fiber optic technology and installation of fiber optic transmission networks, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. The Company believes that resellers and other long distance service providers represent a source of such traffic to carriers with excess capacity, as well as other service offerings.

Industry  Evolution

     Resellers  represent  a  paradox  in  the  telecommunications  marketplace.
They are simultaneously a source of revenues to the major long distance providers and yet resellers represent a risk to the product quality, reputation and pricing of the major providers. Not only do long distance service resellers receive legal protection to compete with the network based major carriers, but also the resellers' sale of network based carrier excess capacity represents a source of additional traffic for such carriers. The Company believes that the three major carriers and most regional carriers have a substantial excess telecommunication transmission capacity, and that the constant technological and facility upgrading will continue, with resultant excess capacity in the carriers' network for the foreseeable future.

     Many resellers originated as customer base groups or aggregators of customers, and their operations generally are marked by relatively low overhead and low capital investment in property, plant & equipment. Resellers often offer value added services that other carriers are not prepared to offer, such as customized location billing, non-telecom billing services, international call-back, customized calling cards, multiple carrier service at single locations with single invoices, and split dedicated service. Although new entrants face some regulatory barriers, the costs of overcoming these are low. With low entry barriers, a significant portion of the telecommunications market is still open to significant competition on a price and service basis. To date, resellers have been able to quickly build sizable customer bases on marketing and telemarketing strengths. In many cases, rapid growth has strained some reseller's ability to manage their growing revenues and their general business enterprise. Therefore, their ability to attract capital to finance receivables, improve facilities and equipment, and develop management and systems infrastructure will continue to be difficulties faced by resellers.

     The Company believes that the major carriers and some of the regional carriers will continue to derive a portion of their revenues from their wholesalers and resale market. The Company believes that opportunities for future growth of its business exists in high gross profit product/service area segments, including prepaid calling cards, international services, wireless services, voice and data transmission, web-site and internet service packaging, 800 and 888 number service, voice mail and electronic email. Within the resale market as a whole, "switchless resellers", such as the Company, appear to have experienced in recent periods a higher percentage growth than have facilities-based carriers in all the segments previously mentioned. However, more switchless resellers will become facilities-based as they acquire small companies and as their traffic increases in geographic zones, which will increase their ability to purchase or lease a switch. More traffic flowing in a given area would enhance a reseller's ability to make a switch economically viable and more profitable for that geographic zone.

Service  and  Products

     The Company offers a basic 1 plus and 800, 888 long distance services. ANC's success as a provider of these basic services depends significantly on the volume discounts it has been able to negotiate with its underlying carriers.

     The Company charges its customers on the basis of minutes or partial minutes of usage at rates which vary with the distance, duration, time of day of the call, and type of call. Rate charges for a call are not affected by the particular transmission facilities selected for the call transmission, but are affected by the type of call a user may select. All of ANC's billing for its customers' use of ANC provided long distance calling is done through the customer's local exchange carrier ("LEC"). The Company offers a flat-rate long distance calling service throughout the United States. Billing to the Company's occurs in six-second increments.

Billing  Service  Agreements

     The Company's 1 plus and 800, 888 long distance customers utilize the LEC's billing service integrators. These integrators have been approved by various LECs to provide billing, collection and related services through the LECs. ANC has entered into a customer billing service agreements with Integretel, Inc. ("IGT") for these services. Under this agreement, the service providers bill and collect long distance charges to the Company's customers through LEC billings. These amounts, net of reserves for bad debts, billing adjustments, telephone company fees and the integrator's fees, are remitted to the Company on a monthly basis.

Long  Distance  Service  Agreements

     On December 9, 1996 ANC entered into a Billing Services Agreement 1 plus 800, 888 service with Integretel Incorporated ("IGT") whereby IGT provides ANC telephone company billing and collection and associated services to the telecommunications industry. The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renewed on December 9, 1998, as neither party had given notice of terminations prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees. If either the Company's transaction volume decreases by 25% from the preceding month or less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement.

     On December 19, 1996, the Company entered into a Master Agreement for Purchase and Sale of Accounts with IGT, which in substance is a factoring agreement. The terms of the agreement provide for advances at the lesser of the maximum purchase obligation of $5,000,000 or at a percentage of the total receivables that is based on historical uncollectible account data. Interest is charged monthly at a rate equal to the prime rate plus six percent applied to the average daily balance during the preceding month. An administrative fee equal to one tenth of one cent for each transaction record submitted to IGT is also charged monthly. In addition, an annual facility fee in an amount equal to one percent of the maximum purchase obligation is due on the anniversary date of the agreement. The advances and related fees are repaid by customer payments remitted directly to the factor. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at June 30, 2000 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

     On April 24, 1997 ANC entered into a Reseller Agreement with Total Network Services, a division of Cable and Wireless. The agreement was initially for a term of 24 months and has been renewed (with no stated termination date). This agreement requires ANC to purchase a minimum monthly amount of long distance service of $50,000. Through June 30, 2000, the Company's actual utilization has exceeded the minimum. Total Network Services is currently the only provider of this service to the Company.

     Effective August 1, 1997 ANC entered into an agreement with Telesolutions ("TSN") to provide data processing services related to compiling call detail from carriers and submission of LEC billing data to Integretel. The agreement is terminable by either party upon 120 days notice.

Growth  Strategy

          The Company has determined to change its 1 plus and 800, 888 long distance strategy. ANC has determined that profit margins from the long distance service offerings that it has achieved in the past, has narrowed to an unacceptable extent. The long distance market as a whole has experienced a decrease in profit margins due to the very aggressive pricing competition that has characterized the industry during the last several years. ANC has changed its business endeavors to reflect the dynamic telecommunications market. ANC has decreased its marketing efforts in long distance service offerings and has dedicated that portion of its operating budget to investments in other companies, particularly in early companies that are in need of working capital.

Investments  in  Marketable  Securities

     Investments in marketable securities consisted of the following at June 30, 2000:
                                   Gross Unrealized        Fair
                    Cost          Gains        Losses      Value
                   -----------  -----------  ----------  -----------
Equity securities  $ 2,978,520  $ 4,990,092  $ (21,561)  $ 7,947,051


          The Company has invested in common stock and related warrants of several publicly traded companies. At June 30, 2000, the Company's investment in marketable securities is made in seven different companies. The investment in one such company's securities represents approximately 40% of the estimated aggregate fair value of all investments in marketable securities at June 30, 2000.

          Proceeds from sales of equity securities were $2,232,888 and realized gains were $1,670,979 for the year ended June 30, 2000. Subsequent to June 30, 2000, the market value of the investments had decreased $2,078,367. At June 30, 2000, the Company held stocks of the following companies:

          Dauphin Technologies, Inc. ("DNTK"). DNTK designs manufactures and markets mobile hand-held, pen based computers, as well as other electronic devises for home and business use. DNTK primary product line is a handheld computer developed with the multi-sector mobile user in mind. This product incorporates an upgradeable processor, user upgradeable memory and hard disk, various modules and mobile devices.

     Sonoma Financial Corporation/Victormaxx Technologies, Inc. ("VMAX"). VMAX incorporates financial service companies that operate a chain of stores devoted to providing low documentation, short-term consumer loans. VMAX is one of the largest payday advance operations in the Chicago area.

     American Educational Products, Inc. ("AMEP"). AMEP manufactures and distributes products that increase teachers' effectiveness in the classroom facilitates students' learning through inquiry and discovery, and encourage parental participation in their child's education. AMEP manufactures and distributes educational products to educational institutions, wholesalers, individual educators, and consumers.

     PTN Media, Inc. ("PTNM"). PTNM is an interactive media content provider focusing on providing branded content using a combination of new and traditional media. PTNM initial web-site focus on fashion, beauty, style, fitness, and related subjects. PTNM currently provides this content on its interactive web site www.fashionwindow.com.
      ---------------------

     Med Com USA, Inc. ("EMED"). EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units.

     Cynet, Inc. ("CYNE"). CYNE is an Internet business applications solutions provider integrating convergent messaging with Internet services. CYNE's products and services include convergent messaging, which includes fax, data, voice, email and wireless messaging, and Internet services, which includes custom application development, e-commerce development, web content creation, web hosting and internet access.

     Morgan Cooper, Inc. ("MCII"). MCII is primarily involved in design contemporary style clothing. The Morgan Cooper collections are designed to provide the consumer with fresh and updated looks by combining classic and contemporary styling, in both fabrics and leathers, with special attention to unique details and fit to appeal to their target market who desire high quality, designer clothes at competitive prices.

     The entities in which the Company has investments are generally small, under capitalized corporations whose stock is traded in the over-the-counter and NASDQ markets. The issuers may have limited operating histories and limited revenues. ANC intends to continue to expand its investment holdings as well as seeking an active investment to offset the reduction in profit margins. However, the Company has not presently identified the business in which it intends to invest the Company's resources in an effort to mitigate the effects of the declining profitability in the long distance reseller business.

          American Nortel is a Wyoming corporation that was formed in 1979. In September 1994, American Nortel and its subsidiary Nortel Communications, Inc., filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Utah, Central Division (Case Numbers 948-24604 and 948-24605). The proceedings were later converted to Chapter 7 liquidation proceedings, and dismissed on February 7, 1996. American Nortel sold its Nortel Communications subsidiary in June 1996 for nominal consideration to an affiliate of former directors. During the pendancy of the bankruptcy proceedings, in June 1995, a controlling stock interest in the company was sold to Wilcom, Inc., which is currently the majority stockholder of the Company. In February 1996 the bankruptcy proceedings were dismissed. Presently, ANC is in the business of long distance telecommunications services offerings.

Additional  Information

     The Company files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
                    ------------

ITEM  2.     DESCRIPTION  OF  PROPERTY

          The Company's offices are located in Scottsdale, Arizona. The Company leases 1700 square feet of office space for approximately $25,000 annually. The Company entered into a three-year lease in May 2000. The Company had six employees and approximately six full-time equivalent employees at July 31, 2000.

ITEM  3.     LEGAL  PROCEEDINGS

     ANC is a party to legal proceedings and other various claims and lawsuits in the normal course of its business, which, in the opinion of management, are not individually or collectively material to its business or financial condition.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2000.

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

                                   HIGH BID   LOW BID
FISCAL 2000
Quarter Ended June 30, 2000       $   2.375  $  0.750

Quarter Ended March 31, 2000          3.875     1.156

Quarter Ended December 31, 1999       1.300     0.600

Quarter Ended September 30, 1999      1.030     0.580


FISCAL 1999                        HIGH BID   LOW BID

Quarter Ended June 30,1999        $   1.300  $  0.380

Quarter Ended March 31, 1999          0.640     0.120

Quarter Ended December 31, 1998       0.350     0.070

Quarter Ended September 30, 1998      0.265     0.080


     At June 30, 2000, there were 15,237,643 shares of common stock of the Company outstanding. There were approximately 754 record holders of common stock on that date.

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

Sales  of  Unregistered  Securities

     On January 9, 1999, ANC issued 300,000 shares of common stock to consultants and officer, Eva Williams. The total value of these shares was determined to be $27,000, which represents the average of the bid and asked price of ANC's common stock on the date ANC became obligated to issue the shares. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: the Company's ability to manage its growth; litigation; changes in regulations; competition in the long distance telecommunications market; the Company's ongoing contractual relationship with its long distance carriers and other service providers; dependence upon key personnel; changes in rates of customer attrition; the adoption of new, or changes in, accounting policies or practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; the Company's ability to develop its own long distance network; the Company's ability to maintain, and operate its information systems; and the Company's success in offering additional communications products and services.

Fiscal  2000  Operations

     During the fiscal year ended June 30, 2000, the Company has purchased and sold stock in the following companies:

     On April 23, 1999 the Company purchased 1,060,069 common shares of Dauphin Technologies, Inc. ("DNTK") at $.530 per share. During fiscal 2000 the Company sold 872,500 shares at an average of $2.200 per share. DNTK designs manufactures and markets mobile hand-held, pen based computers, as well as other electronic devises for home and business use. DNTK's primary product line is a handheld computer developed with the multi-sector mobile user in mind. This product incorporates an upgradeable processor, user upgradeable memory and hard disk, various modules and mobile devises. The average of the bid and asks price of DNTK common stock as of June 30, 2000 was $6.220 per share according to the over-the-counter market.

     On July 1999 the Company purchased 1,500,000 common shares of Sonoma Financial Corporation/Victormaxx Technologies, Inc. ("VMAX") at $.140 per share. During fiscal 2000 the Company sold 42,000 shares at an average of $.250 per share. VMAX incorporates financial service companies that operate a chain of stores devoted to providing low documentation, short-term consumer loans. VMAX is one of the largest payday advance operations in the Chicago area. The average of the bid and asked price of the VMAX stock as of June 30, 2000 was $.0900 per share according to the over-the-counter market.

     On October 22, 1999 the Company purchased 19,400 common shares of American Educational Products, Inc. ("AMEP") at an average of $10.500 per share. AMEP manufactures and distributes products that increase teachers' effectiveness in the classroom facilitates students' learning through inquiry and discovery, and encourage parental participation in their child's education. AMEP manufactures and distributes educational products to educational institutions, wholesalers, individual educators, and consumers. The average of the bid and asked price of the AMEP stock as of June 30, 2000 was $9.750 per share according to the NASDQ market.

     On October 26, 1999 the Company purchased 250,000 common shares of PTN Media, Inc. ("PTNM") at $2.000 per share. PTNM is an interactive media content provider focusing on providing branded content using a combination of new and traditional media. PTNM initial web-site focus on fashion, beauty, style, fitness, and related subjects. PTNM currently provides this content on its interactive web site www.fashionwindow.com. The average of the bid and asked
                        ---------------------
price of the stock as of June 30, 2000 was $3.690 per share according to over-the-counter market.

     On November 15, 1999 the Company purchased 1,111,111 common shares and received in January 2000 an additional 300,000 shares of Med Com USA, Inc.
("EMED") at a $.450 per share. EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units. The average of the bid and asked price of the stock as of June 30, 2000 was $2.110 per share according to the NASDQ market.

     On June 2000 the Company purchased 750,000 common shares of Cynet, Inc. ("CYNE") at $1.000 per share. CYNE is an Internet business applications solutions provider integrating convergent messaging with Internet services. CYNE's products and services include convergent messaging, which includes fax, data, voice, email and wireless messaging, and Internet services, which includes custom application development, e-commerce development, web content creation, web hosting and internet access. The average of the bid and asked price of the stock as of June 30, 2000 was $1.250 per share to the over-the-counter market.

     On June 2000 the Company purchased 500,000 common shares of Morgan Cooper, Inc. ("MCII") at $1.500 per share. MCII is primarily involved in design contemporary style clothing. The Morgan Cooper collections are designed to provide the consumer with fresh and update looks by combining classic and contemporary styling, in both fabrics and leathers, with special attention to unique details and fit to appeal to their target market who desire high quality, designer clothes at competitive prices. The bid and asked price of the stock, as of June 30, 2000 was $2.750 per share the over-the-counter market.

FACTORS  WHICH  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     Set forth below and elsewhere in this Annual Report and in the other documents we file with SEC, including the most recent Form 10-KSB and Form 10-QSB, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Annual Report.

 Carrying  Value  of  Financial  Instruments

     The carrying values of financial instruments include cash and cash equivalents, accounts receivables, account payable and notes payable, approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

Fluctuations  in  Fair  Values

     ANC maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of an accumulated other comprehensive income, net of tax. Part of this portfolio includes minority equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. The Company could lose the entire investment in these companies.

Uncertainties  Associated  with  Selling  Assets

     A significant element of ANC's business plan involves selling, in public or private offerings, portions of the company's stock it has acquired. ANC ability to engage in any such transactions, the timing of such transactions and the amount of proceeds from such transactions are dependent on market and other conditions largely beyond ANC's control. Accordingly, there can be no assurance that ANC will be able to engage in such transactions in the future or that when ANC is able to engage in such transactions they will be at favorable prices. If ANC were unable to liquidate portions of its portfolio companies at favorable prices, ANC business, financial condition and results of operations could be adversely affected.

          The following table analysis presents the hypothetical change in fair values of public equity investments held that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling technique used measure the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, plus or minus 35%, and plus or minus 50% were selected based on the probability of their occurrence.

     This table estimates the fair values of the publicly traded corporate equities at a 12-month time horizon: (in millions)

                            Valuation of security           Fair value      Valuation of security
                            given X% decrease in each         as of         given X% increase in each
                            stock price's                  June 30, 2000    stock's price
                            ---------------------------  ----------------  --------------------------
                            (50%)     (35%)      (15%)                       15%      35%       50%
Corporate  Equities         $3.973     $5.165    $6.754     $7.947         $9.139  $10.728  $11.920

*Corporate  Equities  in  comparison  to  ANC's  shares  outstanding.

               $7,947,051/  15,237,643  shares  outstanding
               $.5215  corporate  equities  to  ANC's  shares  outstanding

     ANC's portfolios consist of securities with characteristics that most closely match S & P index or companies traded on the NASDAQ exchange and OTC:
Bullitin Board exchange. The NASDAQ Composite index has shown a 15% movement in each of the last three years, a 35% movement in one of the last three years, and a 50% movement in none of the last three years.

ANC  Expects  Gross  Margins  to  Decline  Over  Time

     The Company expects that gross margins may be adversely affected and ANC has determined that profit margins from the long distance service offerings that it has profited in the past, has fluctuated. The long distance market as a whole has experienced a decrease in profit margins due to increased competition and competitive price offerings. A geographic mix, as well as the mix of configurations within telecommunications offerings may also impact the gross margins. ANC has changed its business endeavors to reflect the dynamic telecommunications market. ANC has creased its marketing efforts in long distance service offerings and has dedicated that portion of its operating budget to the investment in other companies. While long distance margins are decreasing ANC continues to look for profitable telecommunications opportunities; however there is no assurances that this can be done, and presently ANC has no acquisitions in progress.

ANC  Dependence  on  Key  Personnel

     ANC performance is substantially dependant on the performance of its executive officers and other key employees and its ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any executive officers or key employees could have a material adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that ANC will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.



Results  of  Operations

Fiscal  Year  End  June  30,  2000  Compared  to  Fiscal Year End June 30, 1999.

     Revenues for Fiscal 2000 increased 33.00% to $22,783,749 from $17,103,286 during Fiscal 1999. The increase in revenue is principally the result of increases in revenues from the Company's basic 1 Plus and 800, 888 long distance service, and an increase in international long distance calling. The Company has also increased its market share in large call volume areas and has concentrated on international calling which has higher profit margin, and which is not being directly affected by competition in the U.S. domestic long distance market.

     Selling expenses for the Fiscal 2000 decreased 12.30% to $872,525 from $994,863 during Fiscal 1999. The decrease was principally the result of a decrease in marketing effort. The Company has dedicated the marketing budget to corporate equities investment strategies.

     General and administrative expenses for Fiscal 2000 increased 36.03% to $1,622,225 from $1,221,880 during Fiscal 1999. The increase was due to the Company entering into an employment agreement for the CEO.

     Interest expense for Fiscal 2000 increased 307.41% to $619,719 from $28,757 during Fiscal 1999. The increase in interest expense was a result of margin interest from First Research Investment and Four Star Financial Inc. for the holding and purchase of corporate stock equities. These loans had been paid in full at June 30, 2000. The increase is also a result of classifying the factoring interest expense from a cost of sale to be included in the separately stated interest expense.

     Gain on the sale of investments for Fiscal 2000 was $1,670,979. The original purchase price of the corporate equities securities was $504,425 and the total proceeds from the sale of DNTK and VMAX shares held by the Company was $2,175,404.

     At June 30, 2000 the Company had net operating loss carry forwards of $3,401,000. The Company generated income of $4,799,622 for June 30, 2000 and utilized $3,401,000 of its net operating loss carry forwards to reduce its 2000 income tax expense to 969,947. The Company's provision for income tax represents the deferred tax benefit recognized in 1999 as additional income. In Fiscal 2000, the Company utilized all remaining net operating loss carryforwards and recognized in the provision the deferred tax benefit in 1999 as part of its provision for income taxes.

     Net earnings for Fiscal 2000 was $2,840,906 or $.18 per basic share and $.18 diluted per share, compared to $4,097,599, or $.27 per basic share and $.27 diluted per share for Fiscal 1999.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has funded its working capital requirements primarily from cash provided by operating activities; working capital at June 30, 2000 is $2,751,631; the ending cash balance at June 30, 2000 is $1,405,002. The Company is able has been able to sustain its operations from cash generated from operations and cash generated from investment in corporate equities securities activities. Cash provided by operating activities increased for the Fiscal 2000 to $2,751,631 compared to $1,182,773 from Fiscal 1999. The Company's source of revenue is generated from the sales of long distance service to the Company's customers. The additional source of revenue is generated from the Company's investment in corporate equities securities. The increase in operating activities is primarily due to gain on the sale of corporate equities held by the Company and the accounting for income taxes.

     Cash flows used for investing activities was $1,074,867 for Fiscal 2000 compared to $883,291 for Fiscal 1999. The Company continues to purchase investments of corporate equity securities available-for-sale. The Company note receivable from control group was $642,778 in Fiscal 2000 compared to $384,966 in Fiscal 1999, has been paid in full before the fiscal year end June 30, 2000.

     Cash flows used for financing activities was $989,613 in Fiscal 2000 compared to cash flows provided for financing activities was $270,845 in Fiscal 1999. The Company had cash outflow for the payment of $500,000 debt, which resulted from debt restructuring of pre-bankruptcy obligations going back to 1992. The pre-bankruptcy debt was re-negotiated and paid in full with accrued interest during Fiscal year end June 30, 2000.

ITEM  7.     FINANCIAL  STATEMENTS

                      AMERICAN NORTEL COMMUNICATIONS, INC.


                           FINANCIAL STATEMENTS AS OF
                                  JUNE 30, 2000
                        AND INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors  of
American  Nortel  Communications,  Inc.
Scottsdale,  Arizona:

We have audited the accompanying balance sheet of American Nortel Communications, Inc. (the "Company"), as of June 30, 2000 and the related statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Nortel Communications, Inc. as of June 30, 2000 and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



KING,  WEBER  &  ASSOCIATES,  P.C.
Tempe,  Arizona
September  15,  2000

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

BALANCE  SHEET
JUNE  30,  2000
-------------------------------------------------------------------------------

ASSETS
CURRENT  ASSETS
   Cash and cash equivalents                                       $  1,405,002
   Accounts receivable (net of $148,080 allowance)                    5,734,828
   Investments in marketable securities                               7,947,051
   Prepaid expenses                                                     143,129
   Notes receivable                                                      80,509
   Deferred income taxes                                                 59,232
                                                                   -------------
      Total current assets                                           15,369,751

PROPERTY AND EQUIPMENT, net                                              36,977

OTHER ASSETS                                                              6,667
                                                                   -------------
TOTAL ASSETS                                                       $ 15,413,395
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                $    761,608
   Accrued liabilities                                                  149,658
   Disputed claims                                                      362,189
   Accrued interest                                                      52,938
   Note payable                                                          50,000
   Factoring arrangement                                              2,383,956
   Income taxes payable                                               1,079,947
                                                                   -------------
      Total current liabilities                                       4,840,296
                                                                   -------------

DEFERRED INCOME TAXES                                                 1,852,997

STOCKHOLDERS' EQUITY:
   Common stock, no par value, 50,000,000 shares authorized,
      15,510,643 shares issued and 15,273,785 shares outstanding     21,980,202
   Paid in capital                                                       51,795
   Accumulated deficit                                              (15,555,657)
   Treasury stock, 236,858 shares at cost                              (759,773)
   Unrealized gain on investments held for sale                       3,003,535
                                                                   -------------
      Total stockholders' equity                                      8,720,102
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 15,413,395
                                                                   =============

    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENT  OF  OPERATIONS
FOR  THE  YEAR  ENDED  JUNE  30,  2000
-------------------------------------------------------------------
NET SALES                                              $22,923,118
                                                       ------------
COST OF SALES
     Cost of sales                                      16,751,371
                                                       ------------
      Gross profit                                       6,171,747
                                                       ------------
OPERATING EXPENSES
     General and administrative expenses                 1,622,225
     Sales and marketing expenses                          872,525
     Depreciation and amortization                          14,400
                                                       ------------
       Total operating expenses                          2,509,150
                                                       ------------

OPERATING INCOME                                         3,662,597
                                                       ------------
OTHER (INCOME) AND EXPENSES
     Interest income                                       (88,675)
     Interest expense and factoring charges                619,719
     Other expense                                           2,910
     Realized gains on sales of marketable securities   (1,670,979)
                                                       ------------
      Total other expenses                              (1,137,025)
                                                       ------------

INCOME BEFORE INCOME TAXES                               4,799,622
                                                       ------------

INCOME TAX PROVISION                                     1,958,716
                                                       ------------
NET INCOME                                             $ 2,840,906
                                                       ============

NET INCOME PER COMMON SHARE
   Basic                                               $      0.18
                                                       ============
   Diluted                                             $      0.18
                                                       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                15,412,114
                                                       ============
   Diluted                                              15,673,875
                                                       ============

    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENT  OF  COMPREHENSIVE  INCOME
FOR  THE  YEAR  ENDED  JUNE  30,  2000
-------------------------------------------------------------------
NET INCOME                                               $2,840,906

OTHER COMPREHENSIVE INCOME

   Unrealized gain from available-for-sale investments
           (net of income taxes of $1,964,996)            2,947,494
                                                         ----------
     Total Other Comprehensive Income                     2,947,494
                                                         ----------

COMPREHENSIVE INCOME                                     $5,788,400
                                                         ==========


    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENT  OF  STOCKHOLDERS'  EQUITY
FOR  THE  YEAR  ENDED  JUNE  30,  2000
--------------------------------------------------------------------------------------------------------------------------


                               COMMON STOCK        ADDITIONAL                     TREASURY STOCK
                         ------------------------    PAID-IN    ACCUMULATED   -------------------  UNREALIZED
                            SHARES      AMOUNT      CAPITAL       DEFICIT      SHARES    AMOUNT       GAINS       TOTAL
                         ----------  ------------  ----------  -------------  --------  ---------  -----------  ----------
BALANCE JULY 1, 1999     15,163,785   $21,912,402   $  50,595   $(18,396,563)   66,858  $(117,000)  $   56,041  $3,505,475

 Stock issued for cash,
  exercised warrants         40,000        42,000                                                                   42,000

 Stock issued for
    compensation
    previously accrued      300,000        27,000                                                                   27,000

 Stock received as
    payment on note        (170,000)                                           170,000   (642,773)                (642,773)

 Cancellation of shares
   previously issued        (60,000)       (1,200)      1,200                                                            -

  Unrealized gain
     from investments
    available-for-sale                                                                               2,947,494   2,947,494

   Net income                                                      2,840,906                                     2,840,906
                         -----------  ------------  ----------  -------------  -------  ----------  ----------  ----------
BALANCE JUNE 30, 2000    15,273,785   $21,980,202   $  51,795   $(15,555,657)  236,858  $(759,773)  $3,003,535  $8,720,102
                         ===========  ============  ==========  =============  =======  ==========  ==========  ==========

    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENT  OF  CASH  FLOWS
FOR  THE  YEAR  ENDED  JUNE  30,  2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 2,840,906
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                           14,400
  Deferred income taxes                                  988,769
  Realized gain on sale of marketable securities      (1,670,979)
  Other non-cash income                                   (3,500)
  Changes in assets and liabilities:
    Accounts receivable                                   11,095
    Prepaid expenses                                     270,513
    Accounts payable                                    (719,529)
    Accrued liabilities                                   85,209
    Accrued interest                                      12,938
    Disputed claims                                      (48,138)
    Income tax payable                                   969,947
                                                     ------------
          Net cash provided by operating activities    2,751,631
                                                     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                   (2,960,429)
  Proceeds from sale of marketable securities          2,232,888
  Advances on note receivable from officer              (408,383)
  Repayments on note receivable from officer             142,000
  Advances on notes receivable                           (80,509)
  Purchase of property and equipment                        (434)
                                                     ------------
          Net cash used in investing activities       (1,074,867)
                                                     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                             500,000
  Payments on notes payable                           (1,110,500)
  Proceeds from issuance of common stock                  42,000
  Repayments to factor                                  (421,113)
                                                     ------------
          Net cash used in financing activities         (989,613)
                                                     ------------


INCREASE IN CASH AND EQUIVALENTS                         687,151

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                717,851
                                                     ------------

CASH AND EQUIVALENTS, END OF PERIOD                  $ 1,405,002
                                                     ============

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENT  OF  CASH  FLOWS,  (CONTINUED)
FOR  THE  YEAR  ENDED  JUNE  30,  2000
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                         $  606,781
                                                                        ==========

  Income taxes paid                                                     $    - 0 -
                                                                        ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

  Unrealized gain from investments available-for-sale                   $4,912,490
                                                                        ==========

  Cancellation of common stock previously issued                        $    1,200
                                                                        ==========

  Treasury stock acquired from officer in exchange for note receivable  $  642,773
                                                                        ==========



    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

NOTES  TO  FINANCIAL  STATEMENTS
FOR  THE  YEAR  ENDED  JUNE  30,  2000
--------------------------------------

1.     ORGANIZATION  AND  BASIS  OF  PRESENTATION

American Nortel Communications, Inc. (the "Company") operates in the telecommunications business, providing long distance telephone service as a reseller of 1-Plus and 1-800 long distance telecommunication services to small business and residential customers in all areas of the United States. The Company targets markets that have a high volume of calls and international calls. The Company purchases or leases long distance time from other carriers and resells that time to its customers. Local Exchange Carriers ("LECs") that provide local area telephone service to the Company's long distance customers are utilized for billing and collections.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and cash equivalents include all short-term highly liquid investments that
--------------------------
are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At June 30, 2000, cash deposits exceeded those insured limits by $519,650.

Investments  in  marketable  securities  consist  of corporate equity securities
---------------------------------------
which are stated at market value. The Company currently classifies all investment securities as available-for -sale. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Customer  acquisition  costs  represent the direct response marketing costs that
----------------------------
are incurred through contracted telephone solicitation as the primary method by which customers subscribe to the Company's services. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on estimated attrition rates. The unamortized balance is included in prepaid expenses. The Company paid $565,000 for these marketing costs and amortization of the capitalized costs was $814,000 for the year ended June 30, 2000.

The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. Advertising expense for the year ended June 30, 2000 was $58,537.

Property  and  equipment are recorded at cost and depreciated on a straight-line
------------------------
basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense for the year ended June 30, 2000 was $14,400.

Revenue  recognition - The Company's revenue is generated by long distance calls
--------------------
made by its customers. Revenue is billed and recognized monthly based on the number of long distance minutes used. The Company utilizes outside companies to transmit billing data which is forwarded to LECs that provide local telephone service. Monthly long distance fees are included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LECs.

Income  taxes - The Company provides for income taxes based on the provisions of
-------------
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

Financial  instruments  -  Financial  instruments  consist  primarily  of  cash,
----------------------
accounts receivable, notes receivable and obligations under accounts payable, accrued expenses, and note payable. The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its investments in marketable securities based on quoted market prices. The fair value of the $50,000 note payable could not be estimated because the note is past due and the Company has had difficulties locating the note holder to settle the balance.

Use  of  Estimates-  The  preparation of financial statements in conformity with
------------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net  income  per share is calculated using the weighted average number of shares
----------------------
of common stock outstanding for the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

Stock-Based  Compensation  -  Statements  of  Financial Accounting Standards No.
-------------------------
123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in Note 12.

3.     ACCOUNTS  RECEIVABLE

The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT) on December 9, 1996 and was amended on July 28, 1997, whereby IGT provides billing and collection and related services. The Company uses an outside company to compile billing information which is provided directly to IGT for its monthly billings. Billings submitted are "filtered" by IGT and the LEC's. Net accepted billings are recognized as revenue and accounts receivable. IGT and the LEC's charge fees for their services which are netted against the gross accounts receivable balance. IGT also applies holdbacks for the remittances of potentially uncollectible accounts. The Company estimates uncollectible account balances and provides an allowance for such estimates. The Company factors its accounts receivable with recourse (Note 6).

4.     INVESTMENTS  IN  MARKETABLE  SECURITIES

Investments  in  marketable  securities  consisted  of the following at June 30,
2000:
                                    Gross Unrealized          Fair
                       Cost        Gains        Losses        Value
                   ------------  -----------  ----------  -------------
Equity securities  $  2,978,520  $ 4,990,092  $ (21,561)    $ 7,947,051


The Company has invested in common stock and related warrants of several publicly traded companies. At June 30, 2000, the Company's investment in marketable securities is made in seven different companies. The investment in one such company's securities represents approximately 40% of the estimated aggregate fair value of all investments in marketable securities at June 30, 2000.

Proceeds from sales of equity securities were $2,232,888 and realized gains were $1,670,979 for the year ended June 30, 2000. Subsequent to June 30, 2000, the market value of the investments had decreased $2,078,367.


5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consisted  of  the  following  at  June  30,  2000:

Office  furniture                                $      4,660
Computer  equipment                                    77,449
Telecommunications  equipment                           1,650
                                                 ------------

Total                                                  83,759
Less accumulated depreciation and amortization        (46,782)
                                                 ------------

Property  and  equipment  -  net                 $     36,977
                                                 ============


6.     ADVANCES  FROM  FACTOR

On December 19, 1996, the Company entered into a Master Agreement for Purchase and Sale of Accounts with IGT which in substance is a factoring agreement. The terms of the agreement provide for advances at the lesser of the maximum purchase obligation of $5,000,000 or at a percentage of the total receivables that is based on historical uncollectible account data. Interest is charged monthly at a rate equal to the prime rate plus six percent applied to the average daily balance during the preceding month. An administrative fee equal to one tenth of one cent for each transaction record submitted to IGT is also charged monthly. In addition, an annual facility fee in an amount equal to one percent of the maximum purchase obligation is due on the anniversary date of the agreement. The advances and related fees are repaid by customer payments remitted directly to the factor. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at June 30, 2000 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.

7.     DISPUTED  CLAIMS

The Company is in dispute with certain vendors regarding their performance in accordance with service agreements. The Company concluded that the performance of these vendors did not meet the requirements of the agreements and is withholding payment for these services pending resolution with these vendors. These liabilities were incurred over a period of several years. The ultimate resolution of these liabilities could not be determined at June 30, 2000.


8.     NOTE  PAYABLE

The Company had issued 9% convertible secured notes due December 31, 1998 with interest payable quarterly, escalating to 18.2% in years 2 through 6. The notes are convertible into 6,000 shares of the Company's common stock at $5.00 per share. The Company has attempted but has been unsuccessful in locating the payee. The Company has continued to accrue interest on the note.

9.     INCOME  TAXES

The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the year ended June 30, 2000 consisted of the following:

          Current  tax  provision  (benefit)          $      2,129,947
          Deferred  tax  provision  (benefit)               (  171,231)
                                                       ---------------

          Total  income  tax  provision  (benefit)    $      1,958,716
                                                       ===============

There was a net long-term deferred tax liability at June 30, 2000 of $1,852,997. There was a net current deferred tax asset of $59,232 at June 30, 2000. Those balances are comprised of the following:

          Allowance  for  doubtful  accounts           $        59,232
                                                       ===============

          Accrued  compensation                        $       111,999
          Unrealized  gains  on  investments                (1,964,996)
                                                       ---------------
                                                       $     1,852,997
                                                       ===============

The Company utilized the tax benefit of $1,160,000 from net operating loss carryforwards of $3,408,000 in the year ended June30, 2000.

A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                                     2000
                                                                     ----
                  Federal statutory rates                    $ 1,631,872    34%
                  State income taxes - net of federal benefit    383,970     8%
                  Other                                          (57,126)   (1)%
                    Effective rate                           $ 1,958,716    41%
                                                            ====================

10.     LEASE

     The Company leases its office space under an operating lease expiring in April 2001. Rent expense was approximately $26,000 for the year ended June 30, 2000. Minimum annual lease payments for the year ended June 30, 2001 are approximately $22,000. The lease contains one 2-year renewal option.

11.     NET  INCOME  PER  SHARE

     Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share. The following presents the computation of basic and diluted earnings per share from continuing operations:

                                  Per
                                 Income      Shares    Share
                               ----------  ----------  ------
Net Income                     $2,840,906

BASIC EARNINGS PER SHARE:
  Income available to Common
     Shareholders              $2,840,906  15,412,114  $ 0.18

EFFECT OF DILUTIVE SECURITIES                          $    *

DILUTED EARNINGS PER SHARE     $2,840,906  15,673,875  $ 0.18

*-less than $0.01 per share



The effect of dilutive securities for the year ended June 30, 2000, includes stock options assumed exercised for which the market value exceeds the exercise price, less shares which would have been purchased by the Company with the related proceeds. The effect of dilutive securities in the year ended June 30, 2000 is less than $0.01 per share.

12.     STOCKHOLDERS'  EQUITY

During the year ended June 30, 2000, warrants were exercised for 40,000 shares of common stock in the amount of $42,000.

The Company issued 300,000 shares of common stock at $0.09 per share to an officer who is the spouse of the CEO and majority shareholder as payment for services rendered in a previous year.

The Company cancelled 60,000 shares of common stock previously issued and valued at $1,200 during the year ended June 30, 2000. The shares were originally issued for future legal services and those services were never received.

Stock  Options  and  Warrants

The Company issues stock options from time to time to executives and key employees. The Company has a qualified stock option plan for its key employees, consultants and independent contractors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. There were 1,268,534 options granted in the year ended June 30, 2000.

     Net  income  -  as  reported                  $  2,840,906
     Net  income  -  pro  forma                    $  2,587,199
     Income  per  share  -  as  reported           $       0.18
     Income  per  share  -  pro  forma             $       0.17

Under the provisions of SFAS No. 123, the number of proportionately vested options granted of 338,276 for the year ended June 30, 2000, were used to determine net earnings and earnings per share under a pro forma basis. There were 1,268,534 options granted in the year ended June 30, 2000.

During the year ended June 30, 2000, the Company adopted a stock option plan for key employees and outside directors. Options are to be granted at the discretion of a non-employee committee of the board of directors. The plan reserves 1,750,000 shares for the granting of options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended June 30, 2000:

                       Dividend yield              None
                       Volatility                  1.074
                       Risk free interest rate     6.00%
                       Expected asset life         5 years

A summary of activity for the Company's stock options and warrants is presented below:


                                                 OPTIONS   Exercise Price
                                                 -------   --------------

Options outstanding at July 1, 1999                      0
Granted                                          1,268,534  $    1.00
Exercised                                                0
Terminated/Expired                                       0
Options outstanding at June 30, 2000             1,268,534  $    1.00
                                              ------------

Options available for grant at June 30, 2000       481,466

Price per share of options outstanding                      $    1.00

Options exercisable at June 30, 2000               338,276

Weighted average remaining
       contractual lives                       10.00 years

Weighted average exercise price
   of options granted                                       $    1.00

Weighted Average fair value of
   options granted during the year                          $    0.75

The Company has the following common stock warrants outstanding at June 30, 2000:

                                       Warrants   Price  EXPIRATION
                                       --------   -----  -------------

Warrants outstanding at July 1, 1999     50,000   $1.05  November 2001
                                        500,000   $1.25  March 2000
                                        550,000
                                       ---------
Expired                                (500,000)  $1.25
Exercised                               (40,000)  $1.05
                                       ---------
Warrants outstanding at June 30, 2000    10,000   $1.05  November 2001
                                       =========

13.     RELATED  PARTY  TRANSACTIONS

The Company advanced funds during the year ended June 30, 2000 to two entities for which the Company's President and Secretary are the sole shareholders. One of these entities is the majority shareholder of the Company. The Company reacquired 170,000 shares of its common stock in exchange for the balance of the advances made and note receivable of approximately $642,000 or at $3.78 per share. The number of shares was determined on the basis of the trading price of the Company's common stock at the date of transaction. The shares are recorded as treasury stock at June 30, 2000. The note bore interest at 8%.

The Company paid $30,000 in consulting fees to the spouse of beneficial majority shareholder during the year ended June 30, 2000.

During the year ended June 30, 2000, the Company sold certain investments made by the Company represented by 428,571 shares of common stock of an investee to the Company's President for $60,000 equaling the Company's cost and market value at the date of the transaction.


14.     CONCENTRATION  OF  CREDIT  RISK

The Company maintains approximately 62% of its investments in marketable securities with three brokerage firms. Accounts at each firm are insured up to $500,000 by the Security Investor Protection Corporation (SIPC). At June 30, 2000 investment values exceeded the insured limit by $3,719,401. Approximately 78% of the fair value of marketable securities is comprised of securities of three entities.

All of the Company's accounts receivable balance is held and collectible through a single entity that provides the billing and collection services for the Company.


15.     COMMITMENTS  AND  CONTINGENCIES

On June 1, 2000 the Company entered into a new three-year employment agreement with its President and Chief Executive Officer. The agreement provides for a base salary and certain benefits plus an annual bonus up to $200,000. The bonus is to be paid in cash in increments of $10,000 for each one percent increase in the pre-tax profits of the Company measured in relation to the prior fiscal year's pre-tax profit beginning with the year ended June 30, 2000. Pre-tax profit shall include unrealized gains and losses but shall exclude any extraordinary items. If the increase in pre-tax profits for any fiscal year exceeds twenty percent, the excess dollar amount of pre-tax profits shall be carried forward to the following year or years. In addition, the agreement provides for an annual retirement benefit, in the form of a nonqualified Supplemental Executive Retirement Plan ("SERP"), equal to three percent of the President's final average compensation multiplied by his total years of service with the company. This benefit shall commence at age 65 and shall be payable for 20 years. The President also received options to acquire 1,268,534 shares of common stock under the agreement. The agreement also contains termination provisions and a one-year non-competition clause and may be extended for additional one-year terms.

The Company is involved in several legal proceedings incident to the ordinary course of business. One such matter was settled subsequent to June 30, 2000 resulting in an award payable by the Company for $33, 000 which has been accrued in the accompanying balance sheet. Management believes that the probable resolution of other such contingencies will not materially affect the financial position, results of operations or cash flows of the Company.

                                *  *  *  *  *  *

INDEPENDENT  AUDITORS'  REPORT


Board  of  Directors  and  Stockholders
American  Nortel  Communications,  Inc.
Scottsdale,  Arizona

We  have  audited  the  accompanying  balance  sheets  of  American  Nortel
Communications, Inc., (the "Company"), as of June 30, 1999 and 1998 and the related statements of operations, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/  LaVoie,  Clark,  Charvoz  &  May,  P.C.

Tucson,  Arizona
June  30,  1999

                               AMERICAN NORTEL COMMUNICATIONS, INC.
                                          BALANCE SHEETS



                                                                          As of June 30,
                                                                ---------------------------------
ASSETS                                                                1999             1998
------                                                          ----------------  ---------------
  Current Assets:
    Cash                                                        $       717,851   $      147,524
    Trade accounts receivable - Note 3                                2,940,854          551,194
    Investment in marketable equity securities - Note 6                 636,041
    Prepaid expenses - Note 4                                           413,642           95,913
                                                                ----------------  ---------------
             Total Current Assets                                     4,708,388          794,631

  Deferred Tax Asset - Note 13                                        1,160,000
  Property and Equipment - Note 5                                        50,943           37,328
  Other Assets:
    Advances to control group - Note 11                                 376,390          163,020
    Other                                                                 6,667           22,867
                                                                ----------------  ---------------

             TOTAL ASSETS                                       $     6,302,388   $    1,017,846
                                                                ================  ===============


LIABILITIES AND STOCKHOLDERS' (EQUITY) DEFICIENCY
-------------------------------------------------
  Liabilities:
    Current Liabilities:
    Accounts payable                                            $     1,481,137   $      253,077
    Disputed claims - Note 7                                            410,327          439,327
    Accrued payroll taxes                                                91,449            9,863
    Accrued interest - Note 8                                            40,000          382,989
    Income taxes payable                                                110,000
    Notes payable - Note 8                                              664,000          695,000
                                                                ----------------  ---------------
             Total Current Liabilities                                2,796,913        1,780,256

  Unearned Revenue                                                       56,041
  Convertible Debentures - Note 9                                        93,750
                                                                ----------------
             TOTAL LIABILITIES                                        2,852,954        1,874,006

Commitments and Contingencies - Note 10

Stockholders' (Equity) Deficiency - Note 12:
  Common Stock, no par value; 50,000,000 shares authorized;
    15,230,643 and 13,911,874 shares issued and 15,163,785 and
    13,845,016 shares outstanding for 1999 and 1998, respectively    21,912,402       21,755,002
  Additional Paid-In Capital                                             50,595
  Accumulated Deficit                                               (18,396,563)     (22,494,162)
  Treasury Stock, 66,858 shares at cost                                (117,000)        (117,000)
                                                                ----------------  ---------------
             TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                  3,449,434         (856,160)
                                                                ----------------  ---------------
             TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY (DEFICIENCY)                $     6,302,388   $    1,017,846
                                                                ================  ===============

The  accompanying  notes  are  an  integral  part of these financial statements.

                                AMERICAN NORTEL COMMUNICATIONS, INC.
                                        STATEMENTS OF INCOME



                                                                    Years Ended June 30,
                                                                 --------------------------
                                                                     1999         1998
                                                                 ------------  ------------
REVENUES:
--------
  Long-distance telecommunications                               $ 17,103,286  $  4,646,222
  Cost of long-distance services                                   12,546,527     3,057,624
                                                                 ------------  ------------
             Gross Profit                                           4,556,759     1,588,598

EXPENSES:
--------
  Selling                                                             994,863       207,716
  General and administrative                                        1,221,880       801,785
  Interest, net                                                        28,757       107,522
  Other                                                                               5,116
                                                                 ------------  ------------
                                                                    2,245,500     1,122,139
                                                                 ------------  ------------
             INCOME FROM OPERATIONS                                 2,311,259       466,459

Income Tax Benefit - Note 13                                        1,050,000
                                                                 ------------
   Net Income Before Extraordinary Item                             3,361,259       466,459

Extraordinary Item - Restructuring of debt, net of tax - Note 8       736,340
                                                                 ------------  ------------

NET INCOME                                                       $  4,097,599  $    466,459
                                                                 ============  ============

BASIC EARNINGS PER SHARE:
  Net Income Before Extraordinary item                           $       0.22  $       0.04
                                                                 ============  ============
  Net Earnings Per Share                                         $       0.27  $       0.04
                                                                 ============  ============
  Weighted Average Shares Outstanding                              14,957,000    12,350,000
                                                                 ============  ============

DILUTED EARNINGS PER SHARE:
  Net Income Before Extraordinary Item - Note 15                 $       0.22  $       0.03
                                                                 ============  ============
  Net Earnings Per Share - Note 15                               $       0.27  $       0.03
                                                                 ============  ============
  Weighted Average Shares Outstanding - Note 15                    14,957,000    13,764,000
                                                                 ============  ============

The  accompanying  notes  are  an  integral  part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)



                                     Preferred Stock                Common Stock           Additional
                               ---------------------------  ----------------------------    Paid-In    Accumulated      Treasury
                                    Shares         Amount       Shares         Amount       Capital      Deficit         Stock
                               --------------  -----------  -------------  -------------  ----------  --------------  -----------

Balances at July 1, 1997           3,300,000   $  198,000      9,371,618   $ 21,218,402               $ (22,960,621)  $ (270,000)

Shares issued for convertible
   debentures, net                                               436,152        123,750

Shares issued for services                                        60,000          1,200

Shares issued for
  management fees                                              1,000,000        340,000

Shares issued for interest
  expense                                                         11,246          9,850

Shares issued for assets                                          58,000         29,000

Amortization of debt issue
  costs                                                                         (12,200)

Preferred stock converted
  to common                       (3,300,000)    (198,000)     3,300,000        198,000

Treasury stock canceled                                         (392,000)      (153,000)                                 153,000

Net income                                                                                                               466,459
                               --------------  -----------  -------------  -------------  ----------  --------------  -----------

Balances at June 30, 1998                                     13,845,016     21,755,002                 (22,494,162)    (117,000)

Shares issued for convertible
  debentures, net                                                308,769         75,000

Shares issued for services                                        10,000          5,400

Shares issued for
  management fees                                              1,000,000         50,000

Other                                                                            27,000

Treasury stock purchased                                                                                                 (16,700)

Treasury stock sold                                                                                                       67,295

Sale of treasury stock
  above cost                                                                              $   50,595                     (50,595)

Net income                                                                                                             4,097,599
                               --------------  -----------  -------------  -------------  -----------  --------------  -----------

Balances at June 30, 1999                                     15,163,785   $ 21,912,402   $   50,595    $(18,396,563)  $(117,000)
                               ==============  ===========  =============  =============  ===========  ==============  ===========

The  accompanying  notes  are  an  integral  part of these financial statements.

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                            STATEMENTS OF CASH FLOWS


                                                          Years Ended June 30,
                                                        ------------------------
                                                             1999        1998
                                                        ------------  ----------
CASH FLOWS FROM OPERATIONS
--------------------------
  Net income                                            $ 4,097,599   $ 466,459
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         983,807      96,294
      Expenses paid with common stock                        82,400     349,850
      Loss on sale of assets                                              5,875
      Extraordinary item                                   (736,340)
      Bad debt expense                                      134,942
      Deferred tax asset                                 (1,160,000)
      Changes in assets and liabilities:
      Trade accounts receivable                          (2,524,602)   (496,233)
      Unearned revenue                                       56,041     (39,929)
      Prepaid expenses                                   (1,281,271)    (17,943)
      Other assets                                           16,200
      Accounts payable                                    1,277,504      62,332
      Accrued payroll taxes                                  81,586     (34,715)
      Accrued interest                                       44,907      54,000
      Income tax payable                                    110,000
                                                        -----------
           Net Cash Provided By Operating Activities      1,182,773     445,990
                                                        -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Purchase of property and equipment                        (33,880)    (27,738)
  Purchase of marketable equity securities                 (636,041)
  Advances to control group                                (384,966)     48,500
  Repayments from control group                             171,596    (197,150)
                                                        -----------  ----------
           Net Cash Used For Investing Activities          (883,291)   (176,388)
                                                        -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                   600,000
  Payments on convertible debentures                        (18,750)
  Payments on notes payable                                (361,000)   (155,000)
  Treasury stock sales                                       67,295
  Treasury stock purchases                                  (16,700)
                                                        ------------
           Net Cash Provided By (Used For)
             Financing Activities                           270,845    (155,000)
                                                        ------------  ----------

Increase in cash                                            570,327     114,602
Cash at beginning of year                                   147,524      32,922
                                                        ------------  ----------
Cash at end of year                                     $   717,851   $ 147,524
                                                        ============  ==========
Cash paid during the year for interest                  $    11,400   $  19,800
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

4.     PREPAID  EXPENSES

At June 30, 1999 and 1998, prepaid expenses consisted mostly of unamortized deferred direct response marketing costs.

5.     PROPERTY  AND  EQUIPMENT

Property  and  equipment,  at  cost,  at  June  30  consists  of:

                                             1999       1998
                                          --------    ---------

     Telecommunications  equipment       $   1,650     $  1,650
     Other  equipment  and  furniture       81,675       47,795
                                          --------    ---------
                                            83,325       49,445
     Less  accumulated  depreciation       (32,382)     (12,117)
                                          --------    ---------
                                         $  50,943     $ 37,328
                                          ========    =========

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

Other Notes Payable
-------------------

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

The following material "non-monetary" transactions involved Rule 144 restricted ANC stock:

             Date                    Description                          Shares      Each      Total
-----------------------------------  ---------------------------------  ----------  --------  --------
October 29, 1997                     Wilcom, Inc. - preferred stock
                                     conversion (1996 agreement)         3,300,000  $    .06  $198,000
Wilcom, Inc., 1998 management fees                                       1,000,000       .34   340,000

January 21, 1998                     Global Telecom, for purchase
                                     of long distance accounts              58,000       .50    29,000

August 26, 1998                      Wilcom, Inc. 1999 management fees   1,000,000       .05    50,000

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
    State
                    (1,160,000)
                  ------------
                   $(1,050,000)
                  ============


The net deferred tax asset consists entirely of the Federal benefit. There is no State deferred tax asset.

The  Company  paid  no  income  taxes  during  fiscal  1999  or  1998.

A  reconciliation  of  the expected tax to the actual tax benefit is as follows:

                                                   1999               1998
                                   ---------------------  -------------------
                                                   % of                % of
                                                Pre-tax                Pre-tax
                                       Amount    Income     Amount     Income
                                   ------------  -------  ----------  -------
Tax at the expected
  federal statutory tax rate       $ 1,036,000     34.0%  $ 159,000    34.0%
State income tax, net                  206,000      6.8      25,000     3.9
Utilization of net operating loss
  carry forwards in current year    (1,173,000)   (38.5)   (184,000)  (37.9)
Deferred tax asset - change
  in valuation allowance            (1,159,000)   (38.0)
Other                                   40,000      1.3
                                   ------------  -------

BENEFIT FOR INCOME TAXES           $ (1050,000)  (34.4)%  $               0%
                                   ============  =======  ===========  ======

14.     SUMMARY  OF  NON-CASH  INVESTING  AND  FINANCING  TRANSACTIONS

The following are non-cash investing and financing transactions eliminated in the Statement of Cash Flows all involving common stock transactions:

                                           1999       1998
                                         --------  ---------
Amortization of debt issue costs                   $ 12,200
Shares issued for assets                             29,000
Expenses paid with stock                 $ 82,400   351,050
Stock issued for convertible debentures    75,000   123,750
Conversion of preferred stock                       198,000
Treasury stock canceled                             153,000

15.     EARNINGS  PER  SHARE

Earnings per share are calculated in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The following is a reconciliation of the numerator and denominator of the basic and diluted per share computations for the year ended
June  30:

                                                         1999         1998
                                                      -----------  -----------
Basic:
-----
Net income before extraordinary item
  applicable to common stockholders                   $ 3,361,259  $   466,459
                                                      ===========  ===========

Weighted shares                                        14,957,000   12,350,000
                                                      ===========  ===========

Basic earnings per share before extraordinary item    $       .22  $       .04
                                                      ===========  ===========

Diluted:
-------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On March 2, 1998 LaVoie, Charvoz & May, P.C. ("LaVoie"), Certified Public Accountants, of Tucson, Arizona, were engaged to conduct an audit of the financial statements of ANC for the fiscal years ended June 30, 1999, 1998, 1997 and 1996. During ANC two most recent fiscal years and any interim periods preceding this engagement, ANC had not consulted LaVoie regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on ANC's financial statements or any other financial presentation whatsoever, or any disagreement or reportable event with any former accountant.

     On May 26, 2000, the Company dismissed its principal certified public Accountant for the past four annual audit periods, LaVoie, Charvoz & May, and P.C. The accountant's report on the Company's financial statements for either of the past four years contained no adverse opinion or disclaimer of opinion. Nor were any reports on the Company's financial statements qualified or modified as to uncertainty, audit scope, or accounting principles.

     The decision to dismiss accountants was recommended and approved by the American Nortel Communications, Inc. Board of Directors.

     The Company reports that, over the three past fiscal years and the subsequent interim period, it had no disagreements with its former accountant on:

(i)  any  matter  of  accounting  principles  or  practices;
(ii)  financial  statement  disclosure;  or
(iii) auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report. No such scenario existed among the Company and its former accountant.

     The Company also reports that it has retained as its certifying public accountants the firm of King, Weber & Associates, P.C. ("King") the date of King, Weber & Associates, P.C. engagement was June 21, 2000.

     All decisions to engage and/or terminate the relationships between ANC, LaVoie, and King were made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. ANC has no audit committee.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors  and  Executive  Officers

     Mr. William P. Williams is the sole Director and sole executive officer of the Company. Information representing Mr. Williams, and Eva Williams, who is the only other officer of the Company, is set forth below:

       William P. Williams   48 years old     Chairman of the Board, President,
                                              Chief  Executive  Officer
       Eva  Williams         47  years  old   Secretary

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT  9.A.     DIRECTORS AND
EXECUTIVE  OFFICERS,  PROMOTERS,  AND  CONTROL  PERSONS:

     The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

ITEM  10.     EXECUTIVE  COMPENSATION

General. Mr. William P. Williams, Jr., serves as the Company's sole Director and Chief Executive Officer. On January1, 1999, the Board of Directors entered into a one-year Employment Agreement with Mr. Williams and pursuant to that agreement Mr. Williams was to be paid an annual salary of $500,000. The Employment Agreement entered into on January 1, 1999 with Mr. Williams has been replaced with an Employment Agreement between the Company and William P. Williams entered into on June 1, 2000 with approval of the Board of Directors. The Board of Directors requested an outside compensation expert prepare an appraisal of services performed and compensation required for those services. Upon the completion of the appraisal the Board of Directors approved the agreement prepared by the outside compensation expert and entered into the present Employment Agreement on June 1, 2000.

On June 1, 2000 the Company entered into a new three-year employment agreement with its President and Chief Executive Officer. The agreement provides for a base salary and certain benefits plus an annual bonus up to $200,000. The bonus is to be paid in cash in increments of $10,000 for each one percent increase in the pre-tax profits of the Company measured in relation to the prior fiscal year's pre-tax profit beginning with the year ended June 30, 2000. Pre-tax profit shall include unrealized gains and losses but shall exclude any extraordinary items. If the increase in pre-tax profits for any fiscal year exceeds twenty percent, the excess dollar amount of pre-tax profits shall be carried forward to the following year or years. In addition, the agreement provides for an annual retirement benefit, in the form of a nonqualified Supplemental Executive Retirement Plan ("SERP"), equal to three percent of the President's final average compensation multiplied by his total years of service with the company. This benefit shall commence at age 65 and shall be payable for 20 years. The President also received options to acquire 1,268,534 shares of common stock under the agreement. The agreement also contains termination provisions and a one-year non-competition clause and may be extended for additional one-year terms.

      The following table sets forth information concerning the compensation for the fiscal year ended June 30, 2000, of ANC's President and Chief Executive Officer, and the only other executive officer of ANC ("Named Executive Officers"):

Name & Principle Position      Year   Salary     Stock         Options        Bonus
                                               Compensation
William P. Williams Jr.        2000  $434,500  $       -0-      1,268,534(3)  200,000
President & CEO

William P. Williams Jr.        1999  $410,000  $    90,000(1)         -0-         -0-
President & CEO

Eva Williams                   2000  $ 30,000  $       -0-            -0-         -0-
Secretary

Eva Williams                   1999       -0-  $    27,000(2)         -0-         -0-
Secretary

(1)Represents the issuance of 1,000,000 shares of ANC restricted common stock valued at $.09 per share to Wilcom, Inc. pursuant to a Management Services and Consulting Agreement under which Wilcom provided the executive, management and consulting services of its president, Williams P. Williams to ANC as Director, CEO and president of the Company for the fiscal year ended June 30, 1999.

(2)Represents issuance of 300,000 shares of ANC restricted common stock valued at $.09 per share to Eva Williams for her services as Secretary for fiscal year ending June 30, 1999.

(3)Represents granted options of 1,268,534 at an option price of $1.00 per share to William P. Williams as part of an employment agreement entered into on June
1, 2000. The options vest based on the pre-tax profits and vest in accordance to the employment agreement. The options expire June 7, 2010.

     ANC has a stock option plan for key employee and executives. The effective date of the stock option plan is July 8, 2000. The Company has reserved 1,750,000 shares of common stock to fund the stock option plan.

     See "Certain Relationships and Related Transactions" for details regarding stock and warrants issued in prior periods.



ITEM  11.     SECURITY  OWNERSHIP  OF  OWNERS  AND  MANAGEMENT

     The following table sets forth information concerning ownership of ANC's voting securities by (i) all persons known by ANC to own 5% or more of ANC's voting securities, (ii) sole Director and the Executive Officer of ANC and the other officer of ANC (who are husband and wife), and (iii) the group of two officers and the sole Director set forth above as a group, as of as of June 30,2000.

Name                 # of Common                Total # of Voting   % of Voting
                     Shares Owned               Securities Owned    Securities
William P. Williams     7,616,173(1)(2)(3)(4)           7,616,173        50.30%
And Eva Williams


(1)Includes 6,166,173 Common Shares owned of record by Wilcom, Inc. Wilcom, Inc. is wholly owned by Eva Williams, wife of William P. Williams, Jr. By reason of Ms. Williams' ownership of Wilcom, Inc. the shares are included as beneficially owned by her and are also included as beneficially owned by Mr. Williams. See "Certain Relationships and Related Transactions."

(2)Includes 400,000 shares of voting common stock owned of record by Shelton Financial, Inc. Shelton Financial, Inc. is wholly owned by Mr. Williams.

(3)Includes 1,050,000 outstanding voting common shares owned by Eva Williams, wife of Mr. Williams. By reason of Ms. Williams' ownership of the voting common shares they are included as beneficially owned by her and are also included as beneficially owned by Mr. Williams.

(4) The Company granted options of 1,268,534 at an option price of $1.00 per share to William P. Williams as part of an employment agreement entered into on June 1, 2000. The options vest based on the pre-tax profits and vest in accordance to the employment agreement. The options expire June 7, 2010. The stock options are not exercisable as of the filing of the 10-KSB for June 30, 2000.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     William P. Williams, Jr., ANC's President, CEO and sole director, is the spouse of Eva Williams, ANC's Secretary. Mr. Williams, in his capacity as the Company's sole director, authorized all of the transactions set forth below on behalf of ANC. Wilcom owns a majority of ANC's issued and outstanding voting shares.


     See "Executive Compensation and Security Ownership of Owners and Mangement" for details regarding stock option plans, stock options granted and employment agreements for William P. Williams.

     On July 9, 1998 the Board approved the issuance of 1,000,000 shares at $.09 per share, which was the average bid and ask price as of July 9, 1998 to Wilcom, Inc. for management services rendered under the Management Services and Consulting Agreement during Fiscal 1999.

          On January 9, 1999 the Board approved the issuance of 300,000 shares at $.09 per share, which was the average bid and ask price as of January 9, 1999 to Eva Williams for management services rendered as Secretary of ANC during Fiscal 1999.

                                     PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

The  following  documents  are  filed  as  a  part  of  this  Annual  Report:

(a)     Exhibits


                Exhibit No.                  Documents

        3.1     Articles of Incorporation            *
        3.2     By-Laws of Incorporation             *
        10      Integretel Contract                 **
        10.1    Employment Agreement
        10.2    Stock Option Plan
        10.3    Stock Option Agreement
        11.1    Earnings Per Share                 ***
        21      Subsidiaries:                     NONE
        27      Financial Data Schedule


(b)     Reports  on  Form  8-K
                None

* Incorporated by reference for the Registrant's annual report on Form 10-KSB for the Fiscal Year ended June 30, 1995

**     Incorporated  by  reference  for  the  Registrant's annual report on Form
10-KSB  for  the  Fiscal  Year  ended  June  30,  1998

***     Incorporated  in  the  current  filing  from  note  11  of  the Notes to
Financial  Statements  for  June  30,  2000  included  in  Item  7  hereof.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN  NORTEL  COMMUNICATIONS  INC.




By:  /S/  W. P.  Williams.                             Date:  September 26, 2000
          W. P.  Williams
          Sole Director and Chief Executive Officer


In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /S/ W. P. Williams, Jr.                            Date: September 26, 1999
         W. P.  Williams
         Sole Director and Chief Executive Officer
         (Sole executive officer of the registrant)