Form 10QSB
period 2000-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 2000-11-14
CIK 875711

================================================================================
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________
                                   FORM 10-QSB
                              ____________________

(Mark  One)
[X]  Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of
          the  Securities  Exchange  Act  of  1934

For  the  quarterly  period  ended  September  30,  2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For  the  transition  period  from  _____________  to  _______________

                              ____________________

                           Commission File No. 1-13134
                              ____________________

                      AMERICAN NORTEL COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

            Wyoming                                        87-0507851
(State  or  other  jurisdiction  of            (IRS Employer Identification No.)
incorporation  or  organization)

                       7201 East Camelback Road, Suite 320
                              Scottsdale, AZ 85251
                    (Address of principal executive offices)

                                 (480) 945-1266
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

Yes     X          No
   ---------         ---------

     The number of shares of the issuer's common equity outstanding as of October 31, 2000 was 15,468,785 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No     X
   ---------         ---------

                   AMERICAN  NORTEL  COMMUNICATIONS,  INC.
                     INDEX  TO  FORM  10-QSB  FILING
               FOR  THE  QUARTER  ENDED  SEPTEMBER  30,  2000

                           TABLE  OF  CONTENTS

                                 PART  I
                         FINANCIAL INFORMATION

                                                                   PAGE

Item 1.  Financial Statements
    Balance Sheets
      September 30, 2000 (unaudited) and June 30, 2000. . . . .     1
    Statements of Operations
      For the Three Months Ended September 30, 2000 (unaudited)
      and 1999 (unaudited). . . . . . . . . . . . . . . . . . .     2
    Statements of Cash Flows
      For the Three Months Ended September 30, 2000 (unaudited)
      and 1999 (unaudited). . . . . . . . . . . . . . . . . . .     3
    Notes to the Consolidated Financial Statements. . . . . . .     3

Item 2  Management's Discussion and Analysis of Financial Condition and
    Results of Operations. . . . . . . . . . . . . . . . . . . .    5

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .    11
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . .    12



                                   SIGNATURES

                                            AMERICAN NORTEL COMMUNICATIONS, INC.
                                                 COMPARATIVE BALANCE SHEET
                                         AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                                         (UNAUDITED)

                                                            ASSETS

                                                                    SEPTEMBER 30, 2000                   JUNE 30, 2000
CURRENT ASSETS:
  Cash and Cash Equivalents                                  $    1,089,163                    $   1,405,002
  Trade Accounts Receivable                                       4,424,122                        5,734,828
  Investments in marketable securities                            7,477,620                        7,947,051
  Prepaid Expenses                                                  212,534                          143,129
  Notes Receivable                                                   80,509                           80,509
  Deferred Income Taxes                                              73,201                           59,232
                                                             ---------------                   -------------

    TOTAL CURRENT ASSETS                                                         13,357,150                       15,369,751


PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                              4,660                            4,660
  Equipment & Computer Equipment                                     77,449                           77,449
  Telecommunications Property                                         1,650                            1,650
LESS: Accumulated Depreciation and Amortization                     (50,382)                         (46,782)
                                                             ---------------                   -------------
    TOTAL PROPERTY AND EQUIPMENT                                                     33,377                           36,977

OTHER ASSETS:
  Other Assets                                                        6,667                            6,667
    TOTAL OTHER ASSETS                                                                6,667                            6,667
                                                                              ---------------                   -------------

    TOTAL ASSETS                                                                 13,397,194                       15,413,395
                                                                              ===============                   =============

                                                        LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                                            439,455                          761,608
  Trade Accounts Payable - Other                                    362,189                          362,189
  Accrued Expenses                                                  106,058                          149,658
  Notes Payable                                                      50,000                           50,000
  Accrued Interest                                                   54,063                           52,938
  Factoring Arrangement                                           1,679,361                        2,383,956
  Income Taxes Payable                                            1,183,120                        1,079,947
                                                             ---------------                   -------------

    TOTAL CURRENT LIABILITIES                                                     3,874,246                        4,840,296

DEFERRED INCOME TAXES                                             1,119,355       1,119,355                       1,852,997
                                                                              ---------------                   -------------

    TOTAL LIABILITIES                                                             4,993,601                        6,693,293

                                                   STOCKHOLDERS' EQUITY

  Common Stock, no par value, 50,000,000 shares authorized.      21,980,202                       21,980,202
    15,273,785 shares issued and 15,273,785
    shares outstanding.
  Paid In Capital                                                    51,795                           51,795
  Treasury Stock, 236,858 shares at cost                           (759,773)                        (759,773)
  Unrealized gain on investments held for sale.                   2,567,745                        3,003,535
  Accumulated deficit                                           (15,436,376)                     (15,555,657)
                                                             ---------------                   -------------

    TOTAL STOCKHOLDERS' EQUITY                                                    8,403,593                        8,720,102
                                                                              ---------------                   -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  13,397,194                     $ 15,413,395
                                                                              ===============                   =============

            See  the  accompanying  notes  to  these  unaudited  financial  statements


                           AMERICAN NORTEL COMMUNICATIONS, INC.
                           COMPARATIVE STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                       (UNAUDITED)


                                           FISCAL QUARTER 2000    FISCAL QUARTER 1999
                                               THREE MONTHS          THREE MONTHS

INCOME
  Revenue                                  $          3,199,036  $          6,763,404


COST OF SALES                                         2,587,806             4,595,306


GROSS PROFIT                                            611,231             2,168,098

  SELLING EXPENSES                                      111,262               363,217

  GENERAL AND ADMINISTRATIVE                            278,158               289,925

  DEPRECIATION AND AMORTIZATION                          38,523                36,423
                                           --------------------  ---------------------
    TOTAL EXPENSES                                      427,943               689,565

    INCOME FROM OPERATIONS                              183,287             1,478,533

OTHER INCOME (EXPENSE)
  Other Income                                            8,479                19,962
  Interest Income/(Expense)                              16,718               (21,844)
                                           --------------------  ---------------------
    TOTAL OTHER INCOME (EXPENSE)                         25,197                (1,882)

  NET INCOME BEFORE INCOME TAXES                        208,484             1,476,650

  Provisions for Income Taxes                            89,204                80,000


NET INCOME                                 $            119,280  $          1,396,650
                                           ====================  =====================

EARNINGS PER SHARE:

BASIC INCOME PER SHARE                     $               0.01  $               0.09
                                           --------------------  ---------------------

WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785            15,463,785
                                           --------------------  ---------------------
   SHARES OUTSTANDING

DILUTED INCOME PER SHARE                   $               0.01  $               0.09
                                           --------------------  ---------------------

WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785            15,463,785
                                           --------------------  ---------------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                 AMERICAN NORTEL COMMUNICATIONS, INC.
                                 COMPARATIVE STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                              (UNAUDITED)



                                                                                2000          1999
                                                                             THREE MONTHS  THREE MONTHS
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                             $     119,280   $1,396,650
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
      ACTIVITIES.
      Depreciation and amortization                                                3,600        3,600
      Consultants paid with common stock                                               -       27,000


    (Increase) decrease in assets
      Trade accounts receivable                                                1,310,706     (715,014)
      Prepaid and other current assets                                           (69,405)     139,729
      Deferred tax asset                                                         (13,969)           -

    Increase (decrease) in liabilities
      Trade accounts payable                                                    (322,153)    (647,315)
      Accrued liabilities                                                        (43,600)      56,241
      Income Taxes Payable                                                       103,173       80,000
      Accrued interest                                                             1,124
                                                                           --------------  -----------
          NET CASH PROVIDED IN OPERATING ACTIVITIES                            1,088,756      340,891

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable equity securities                                    (700,000)    (140,000)
    Advances to control group                                                          -      (30,000)
                                                                           --------------  -----------
          NET CASH USED BY INVESTING ACTIVITIES                                 (700,000)    (170,000)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal repayments on notes payable                                       (704,595)    (465,500)
                                                                           --------------  -----------
          NET CASH USED BY FINANCING ACTIVITIES                                 (704,595)    (465,500)

        NET DECREASE IN CASH                                                    (315,839)    (294,609)

        CASH AT BEGINNING OF PERIOD                                            1,405,002      717,851
                                                                           --------------  -----------
              CASH AT END OF PERIOD                                        $   1,089,163   $  423,242
                                                                           ==============  ===========

             See the accompanying notes to these unaudited financial statements

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000  AND  SEPTEMBER  30,  1999

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the consolidated financial position of American Nortel Communications, Inc. ("Company") as of September 30, 2000 and include results of operations of the Company and cash flows for the three months ended September 30, 2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three month ended September 30, 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2000, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary  of  Significant  Accounting  Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Advertising  and  Marketing  Costs
----------------------------------

Advertising production costs, except for costs associated with marketing, are charged to operations when incurred. Marketing costs are related to direct-response marketing and costs are capitalized as required by SOP 93-7 and amortized. Marketing Costs Direct response marketing costs, primarily incurred through contracted telephone solicitation of prospective accounts are deferred and amortized over the average life of the new accounts, which is normally six to eight months.


Cash  and  Cash  Equivalents
----------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Concentration  of  Credit  Risk
-------------------------------

The Company maintains its cash balances in two banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000. The Company maintains investment balances with two brokerage firms. The Security Investor Protection Corporation (SPIC) insures accounts at these firms up to $500,000.

Income  Taxes
-------------

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

Revenue  Recognition
--------------------

The Company's revenues are derived principally from long distance service. Revenue is recorded when service is rendered, which is when a long distance call is completed, and is recorded net of an allowance for certain amounts which the Company estimates will be refunded, rebated, uncollectable, or not billable.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts for cash, investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. The Company has determined that the recorded amounts approximate fair value.

Net  Income  Per  Share
-----------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use  of  Estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This may affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based  Compensation
-------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB or incorporated herein by reference. See "Special Note on Forward-Looking Statements" below.

OVERVIEW

     American Nortel Communications, Inc. ("ANC" or "Company") is a reseller of 1-Plus and 1-800, 888 long-distance telecommunications services. ANC resells to it's customers long distance telephone time that it purchases or leases from other long distance carriers.

     ANC resells long distance telephone services to both business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to its customers. ANC is charged for the time it uses beyond certain minimum requirements and in turn charges its customers a certain amount per minute. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers, and its results of operations are directly affected by competition, which in recent years has lowered the amount resellers can charge customers. ANC out-sources its sales and marketing to telemarketers and it pays those telemarketers a certain amount for each new customer obtained. We do not direct-bill our customers, but rather we utilize the Local Exchange Carriers
(LEC) which provide telephone services to our long-distance customers, and performs billing and collections. LEC's receive a fee based upon a certain percentage of amount collected. Management believes that the practice of billing through LECs has a substantial advantage since it increases the likelihood and promptness of our collections.

     We have determined to change our 1 plus and 800, 888 long distance strategy. ANC has determined that profit margins from the long distance service offerings that it has achieved in the past, has narrowed to an unacceptable extent. The long distance market as a whole has experienced a decrease in profit margins due to the very aggressive pricing competition that has characterized the industry during the last several years. ANC has changed its business endeavors to reflect the dynamic telecommunications market. ANC has ceased its marketing efforts in long distance service offerings and has dedicated that portion of its operating budget to investments in other companies, particularly in early stage companies that are in need of working capital.

Investments  in  Marketable  Securities

Investments in marketable securities consisted of the following at September 30, 2000:

                                        Gross Unrealized       Fair
                            Cost       Gains       Losses      Value
                         ----------  ----------  ----------  ----------
      Equity securities  $3,657,879  $4,054,617  $(234,875)  $7,477,621

     We have invested in common stock and related warrants of several publicly traded companies. At September 30, 2000, our investment in marketable securities is made in seven different companies. The investment in one such company's securities represents approximately 40% of the estimated aggregate fair value of all investments in marketable securities at September 30, 2000.

     At  September  30,  2000,  we  held  stocks  of  the  following  companies:

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

     The entities in which we have investments are generally small, under capitalized corporations whose stock is traded in the over-the-counter and NASDQ markets. The issuers may have limited operating histories and limited revenues. ANC intends to seek an investment in an operating subsidiary to offset the reduction in profit margins. However, we have not presently identified the business in which we intend to invest our resources in an effort to mitigate the effects of the declining profitability in the long distance reseller business.

     On September 12, 2000 ANC purchased 150,000 common shares of PTN Media, Inc. ("PTNM") at $3.33 per share. PTNM is an interactive media content provider focusing on providing branded content using a combination of new and traditional media. PTNM initial web-site focus on fashion, beauty, style, fitness, and related subjects. PTNM currently provides this content on its interactive web site www.fashionwindow.com. The average of the bid and asked price of the stock as of September 30, 2000, was $3.937 per share according to over-the-counter market.

     On September 22, 2000 ANC exercised 200,000 options at $1.00 per share of Med Com USA, Inc. ("EMED"). EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units. The average of the bid and asked price of the stock as of September 30, 2000, was $1.930 per share according to over-the-counter market.

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

ADDITIONAL  INFORMATION

     ANC files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
-------------

RESULTS  OF  OPERATIONS

     Revenues for the quarter ended September 30, 2000 were $3,199,036 as compared to during the quarter ended September 30, 1999 of $6,763,404. The decrease in revenue is principally the result of decrease of our basic 1 Plus and 800, 888 long distance service. We have focused our growth and revenue towards the investment in other OTC: Bulletin Board and NASDQ Companies. We have maintained our call volumes in the telecommunication's industry and maintained our revenues. However, we have experienced continued increases in competition in the U.S. domestic market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of cost competition in the domestic telecommunication market.
 .
  Cost of sales for the quarter ended September 30, 2000 was $2,587,806 as compared to quarter ended September 30, 1999 of $4,595,306. Our cost of sales has decreased in relation to the decrease in revenues. Cost of sales is comprised of long-distance fees we pay providers of long-distance service that we resell, telemarketing costs, allowances for bad debt, and our billing costs. Billing costs include fees for services provided by LECs and other outside parties to transfer and organize our customer acquisition, billing, and collection data.

     Selling expenses for the quarter ended September 30, 2000 was $111,262 as compared to quarter ended September 30, 1999 of $363,217. Selling expenses were primarily the costs associated with the cost of acquiring customers. We have decreased our marketing efforts as competition in the U.S. domestic long-distance markets increase. We are seeking joint venture opportunities to counter act the competition in the telecommunication industry.

     General and administrative expenses for quarter ended September 30, 2000 was $278,158 as compared to quarter ended September 30, 1999 of $289,925. These costs are primarily related to customer service staffing, which we believe provides better service to our customers. The costs also include executive compensation and benefit costs.

     Interest expense net of interest income for the quarter ended September 30, 2000 was $25,197 as compared to September 30, 1999 of net interest expense of $1,882. Interest income has increase as a result of our investing activities and joint venture opportunities.

Net income for the quarter ended September 30, 2000 was $119,280 or $.01 per diluted share compared to quarter ended September 30, 1999 of $1,396,650 or $.09 per diluted share.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities for the quarter ended September 30, 2000, was $1,088,757 as compared to quarter ended September 30, 1999 of $340,891. We have funded our working capital requirements primarily from our principal source of revenue generated from providing long distance service as a long distance reseller.

Cash used by investing activities was $700,000 for the quarter ended September 30, 2000 as compared to quarter ended September 30, 1999 of $170,000. We purchased 150,000 common shares of PTNM and exercised 200,000 options at a $1.00 options price during the quarter ended September 30, 2000.

     Cash used from financing activities was $704,595 in the quarter ended September 30, 2000 compared to quarter ended September 30, 1999 of $465,500. We paid $704,595 as compared to $465,500 on our credit facility with RFC Capital, Inc for the quarters ended September 30, 2000 and 1999. This amount represents the total payments made to reduce the outstanding balances of our outstanding credit facility.

OTHER  CONSIDERATIONS

     There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of our business activities, the level of demand for our services, the level and intensity of competition in the telecommunications industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and our ability to continue to improve our infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

Factors that may affect our business is the regulations by Securities Exchange Commissions related to the possibility that we could be treated as an investment company. The Securities Exchange Commission regulation states that if our available-for-sale investments fair market value exceeds our operating assets we could be classified as an investment company. However, the Securities Exchange Commissions has been requested by various companies to reconsidering this regulation.

SPECIAL  NOTE  ON  FORWARD-LOOKING  STATEMENTS

     Except for historical information contained herein, this Form 10-QSB contains express or implied forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. We intend that such forward-looking statements be subject to the safe harbors created thereby. We may make written or oral forward-looking statements from time to time in filings with the SEC, in press releases, quarterly conference calls or otherwise. The words "believes," "expects," "anticipates," "intends," "forecasts," "project," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect our current views with respect to future events and financial performance or operations and speak only as of the date the statements are made.

     Forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. Our actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-QSB, as well as those discussed in our Form 10-KSB which is incorporated by reference in this Form 10-QSB.

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     ANC is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2000. No material developments occurred in any of these proceedings during the quarter ended September 30, 2000. The costs and results associated with these legal proceedings could be significant and could affect the results of our future operations.

     ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS
27.1     Financial  Data  Schedule


REPORTS  ON  FORM  8-K

     One report on Form 8-K was filed in the fiscal quarter ended September 30, 2000, as follows:

     Form 8-K filed on August 18, 2000 disclosed the dismissal of LaVoie, Charoz & May, P.C. and the appointment of King, Weber & Associates, P.C. as ANC's new auditor.



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN NORTEL COMMUNICATIONS, INC.




                         By      /s/ William P. Williams
                           -----------------------------
     William P. Williams, Chairman of the Board, Chief Executive Officer, and
                                    President

                          Dated:  ________________,  2000