Form 10QSB
period 2000-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 2001-02-14
CIK 875711

================================================================================

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

(Mark One)

[x]   Quarterly  Report  Pursuant  to  Section  13  or  15(d)  of
      the  Securities  Exchange  Act  of  1934

For the quarterly period ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For  the  transition  period  from  _____________  to  _______________


                              --------------------

                           Commission File No. 1-13134

                              --------------------

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

Yes  X      No
    ---         ---

     The number of shares of the issuer's common equity outstanding as of January 31, 2001 was 15,273,785 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes         No   X
    ---         ---

================================================================================

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                           INDEX TO FORM 10-QSB FILING
                     FOR THE QUARTER ENDED DECEMBER 31, 2000

                              TABLE  OF  CONTENTS

                                    PART  I
                            FINANCIAL  INFORMATION                          PAGE

Item 1.  Financial  Statements
            Balance  Sheets
               December 31, 2000 (unaudited) and June 30, 2000               ..2
            Statements  of  Operations
               For the Three Months and Six Months Ended December 31, 2000
               (unaudited) and 1999 (unaudited)                                3
            Statements  of  Cash  Flows
               For the Three Months and Six  Months Ended December 31, 2000
               (unaudited) and 1999 (unaudited)                                4
            Notes to the Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of   Operations                                            7


                                     PART II
                                OTHER INFORMATION

Item  1.  Legal  Proceedings                                                  13
Item  6.  Exhibits  and  Reports  on  Form  8-K                               14


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            AMERICAN NORTEL COMMUNICATIONS, INC.
                                  COMPARATIVE BALANCE SHEET
                          AS OF DECEMBER 31, 2000 AND JUNE 30, 2000
                                         (UNAUDITED)

                                            ASSETS

                                                         DECEMBER 31, 2000  JUNE 30, 2000

CURRENT ASSETS:
  Cash and Cash Equivalents                                  $    647,327   $  1,405,002
  Trade Accounts Receivable                                     3,168,789      5,734,828
  Investments in marketable securities                          3,338,067      7,947,051
  Prepaid Expenses                                                189,353        143,129
  Notes Receivable                                                265,909         80,509
  Deferred Income Taxes                                            81,742         59,232
                                                             -------------  -------------

    TOTAL CURRENT ASSETS                                        7,691,187     15,369,751


PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                            4,660          4,660
  Equipment & Computer Equipment                                   78,948         77,449
  Telecommunications Property                                       1,650          1,650
LESS: Accumulated Depreciation and Amortization                   (53,982)       (46,782)
                                                             -------------  -------------
    TOTAL PROPERTY AND EQUIPMENT                                   31,276         36,977

OTHER ASSETS:
  Other Assets                                                      6,667          6,667
    TOTAL OTHER ASSETS                                              6,667          6,667
                                                             -------------  -------------

    TOTAL ASSETS                                                7,729,130     15,413,395
                                                             =============  =============


                                         LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                                          395,308        761,608
  Trade Accounts Payable - Other                                  339,189        362,189
  Accrued Expenses                                                115,220        149,658
  Notes Payable                                                   146,642         50,000
  Accrued Interest                                                 55,188         52,938
  Factoring Arrangement                                           999,970      2,383,956
  Income Taxes Payable                                          1,125,833      1,079,947
                                                             -------------  -------------

    TOTAL CURRENT LIABILITIES                                   3,177,350      4,840,296

DEFERRED INCOME TAXES                                             438,045      1,852,997
                                                             -------------  -------------

    TOTAL LIABILITIES                                           3,615,395      6,693,293

                                    STOCKHOLDERS' EQUITY

  Common Stock, no par value, 50,000,000 shares authorized.    21,980,202     21,980,202
    15,273,785 shares issued and 15,273,785
    shares outstanding.
  Paid In Capital                                                  51,795         51,795
  Treasury Stock, 236,858 shares at cost                         (759,773)      (759,773)
  Unrealized gain on investments held for sale.                (1,589,720)     3,003,535
  Accumulated deficit                                         (15,568,768)   (15,555,657)
                                                             -------------  -------------

    TOTAL STOCKHOLDERS' EQUITY                                  4,113,735      8,720,102
                                                             -------------  -------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  7,729,130   $ 15,413,395
                                                             =============  =============


       See the accompanying notes to these unaudited financial statements

                                    AMERICAN NORTEL COMMUNICATIONS, INC.
                                     COMPARATIVE STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                                 (UNAUDITED)

                                                       FISCAL QUARTER  2000        FISCAL QUARTER 2000
                                                   THREE MONTHS    SIX MONTHS    THREE MONTHS    SIX MONTHS
INCOME
  Revenue                                         $   1,899,488   $ 5,098,524   $   6,021,529   $12,784,933


COST OF SALES                                         1,745,763     4,333,569       4,746,570     9,341,876

                                                  --------------  ------------  --------------  ------------
GROSS PROFIT                                            153,724       764,955       1,274,959     3,443,057

  SELLING EXPENSES                                       53,281       196,570         222,912       559,129

  GENERAL & ADMINISTRATIVE                              310,254       594,909         266,118       619,465
                                                  --------------  ------------  --------------  ------------
    TOTAL EXPENSES                                      363,535       791,479         489,029     1,178,595

    EARNINGS (LOSS) FROM OPERATIONS                    (209,811)      (26,523)        785,930     2,264,463

OTHER INCOME (EXPENSE)
  Other Income                                              972         9,451               -        19,962
  Interest Income                                        14,262        34,729           2,207         4,278
  Interest Expense                                       (3,645)       (7,393)        (23,870)      (47,785)
                                                  --------------  ------------  --------------  ------------
    TOTAL OTHER INCOME                                   11,589        36,786         (21,664)      (23,546)

  NET INCOME BEFORE INCOME TAXES                       (198,222)       10,263         764,266     2,240,917

  Provisions for  Income Taxes Benefit (Expense)         65,830       (23,374)        (65,000)     (145,000)


    NET INCOME (LOSS)                             $    (132,392)  $   (13,111)  $     699,266   $ 2,095,917
                                                  ==============  ============  ==============  ============

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE BEFORE INCOME TAXES      $       (0.01)  $     (0.00)  $        0.05   $      0.15
                                                  --------------  ------------  --------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785    15,273,785      15,403,785    15,403,785
                                                  --------------  ------------  --------------  ------------
   SHARES OUTSTANDING

BASIC EARNINGS PER SHARE                          $       (0.01)  $     (0.00)  $        0.05   $      0.14
                                                  --------------  ------------  --------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785    15,273,785      15,403,785    15,403,785
                                                  --------------  ------------  --------------  ------------
   SHARES OUTSTANDING

DILUTED EARNINGS PER SHARE BEFORE INCOME TAXES    $       (0.01)  $     (0.00)  $        0.05   $      0.15
                                                  --------------  ------------  --------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785    15,273,785      15,403,785    15,403,785
                                                  --------------  ------------  --------------  ------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

DILUTED EARNINGS PER SHARE                        $       (0.01)  $     (0.00)  $        0.05   $      0.14
                                                  --------------  ------------  --------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785    15,273,785      15,403,785    15,403,785
                                                  --------------  ------------  --------------  ------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING


       See the accompanying notes to these unaudited financial statements

                                             AMERICAN NORTEL COMMUNICATIONS, INC.
                                             COMPARATIVE STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                                         (UNAUDITED)


                                                                              2000           2000           1999          1999
                                                                         THREE MONTHS     SIX MONTHS   THREE MONTHS   SIX MONTHS
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                             $  (132,392)  $     (13,111)  $   699,266   $ 2,095,917
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES.
    Depreciation and amortization                                              3,600           7,200         3,600         7,200
    Consultants paid with common stock                                             -               -             -        27,000
    Sale of Common Stock                                                                                   (11,506)      (11,506)

  (Increase) decrease in assets
    Trade accounts receivable                                              1,255,333       2,566,039        94,271      (620,743)
    Prepaid and other current assets                                          23,181         (46,224)       20,851       160,580
    Deferred tax asset                                                        (8,541)        (22,510)                          -

  Increase (decrease) in liabilities
    Trade accounts payable                                                  (649,896)       (972,049)      (55,153)     (702,468)
    Accrued liabilities                                                        9,162         (34,438)        4,005        60,246
    Income Taxes Payable                                                     (57,289)         45,884        65,000       145,000
    Accrued interest                                                           1,125           2,249        34,267        34,267
                                                                         ------------  --------------  ------------  ------------
        NET CASH PROVIDED IN OPERATING ACTIVITIES                            444,283       1,533,040       854,602     1,195,493

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of marketable equity securities                                  (699,222)     (1,399,222)   (1,216,141)   (1,356,141)
  Advances to shareholder                                                   (235,000)       (235,000)                    (30,000)
  Purchases of property and equipment                                         (1,499)         (1,499)       (5,078)       (5,078)
                                                                         ------------  --------------  ------------  ------------
        NET CASH USED BY INVESTING ACTIVITIES                               (935,721)     (1,635,721)   (1,221,219)   (1,391,219)

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments on notes payable                                       49,600        (654,995)   (45,000.00)     (511,000)
  Draw down on short term loan                                                     -               -       399,181       399,181
                                                                         ------------  --------------  ------------  ------------
        NET CASH USED BY FINANCING ACTIVITIES                                 49,600        (654,995)      354,181      (111,819)

      NET DECREASE IN CASH                                                  (441,838)       (757,676)      (12,936)     (307,545)

      CASH AT BEGINNING OF PERIOD                                          1,089,163       1,405,002       423,242       717,851
                                                                         ------------  --------------  ------------  ------------
          CASH AT END OF PERIOD                                          $   647,325   $     647,326   $   410,306   $   410,306
                                                                         ============  ==============  ============  ============


       See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  AND SIX MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31,
1999

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the financial position of American Nortel Communications, Inc. as of December 31, 2000, and December 31, 1999, includes our results of operations and cash flows for the three months and six months ended December 31, 2000 and 1999. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and six month ended December 31, 2000 and 1999 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended June 30, 2000, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary  of  Significant  Accounting  Policies

Our accounting policies, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

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

Concentration  of  Credit  Risk
-------------------------------

We maintain cash balances in two banks in Phoenix, Arizona, which have an average balance of $250,000. The Federal Depository Insurance Corporation
(FDIC) insures accounts at each institution up to $100,000. We maintain investment balances with two brokerage firms. The Security Investor Protection Corporation (SPIC) insures accounts at these firms up to $500,000.

Income  Taxes
-------------

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

Revenue  Recognition
--------------------

Our revenues are derived principally from long distance service. Revenue is recorded when service is rendered, which is when a long distance call is completed, and is recorded net of an allowance for certain amounts which we estimate will be refunded, rebated, uncollectable, or not billable.

Fair  Value  of  Financial  Instruments
---------------------------------------

The carrying amounts for cash, investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. We have determined that the recorded amounts approximate fair value.

Net  Income  Per  Share
-----------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. We have adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

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

Stock-Based  Compensation
-------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, we have elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this Form 10-QSB under the heading "Special Note on Forward-Looking Statements" or incorporated herein by reference.

THE  COMPANY

     American Nortel Communications, Inc. ("ANC") is a Wyoming corporation founded in 1979 and is a reseller of 1-Plus and 1-800, 888 long-distance telecommunications services. ANC resells to it's customers long distance telephone time that it purchases or leases from other long distance carriers.

     In September 1994, American Nortel and its subsidiary Nortel Communications, Inc., filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Utah, Central Division (Case Numbers 948-24604 and 948-24605). The proceedings were later converted to Chapter 7 liquidation proceedings, and dismissed on February 7, 1996. American Nortel sold its Nortel Communications subsidiary in June 1996 for nominal consideration to an affiliate of former directors. During the penance of the bankruptcy proceedings, in June 1995, a controlling stock interest in the company was sold to Wilcom, Inc., which is currently our majority stockholder. In February 1996 the bankruptcy proceedings were dismissed and ANC resumed business as a seller of long distance communications services.

OVERVIEW  OF  BUSINESS

    ANC resells long distance telephone services to both business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to its customers. ANC is charged for the time it uses beyond certain minimum requirements and in turn charges its customers a certain amount per minute. To a large extent, ANC's profits are dependent upon the spread between its cost per minute and the amount it charges its customers, and its results of operations are directly affected by competition, which in recent years has been intense and has lowered the amount resellers can charge customers. ANC out-sources its sales and marketing to telemarketers and it pays those telemarketers compensation for each new customer obtained. We do not direct-bill our customers, but rather we utilize the Local Exchange Carriers (LEC's) which provide telephone services to our long-distance customers, and perform billing and collections for us. LEC's receive a fee based upon a certain percentage of amount collected. Management believes that the practice of billing through LECs has a substantial advantage because it increases the likelihood and promptness of our collections.

     We have recently determined to change our long distance strategy of reselling 1 plus 800 and 888 long distance services. Management has determined that the profit margins from long distance service, which have been achieved in the past, have narrowed and are continuing to narrow to an unacceptable extent. We believe the long distance market, as a whole, has experienced a decrease in profit margins due to the very aggressive pricing competition that has characterized the industry during the last several years. LECs have also experienced competition with the Competitive Local Exchange Carriers ("CLECs"). As a result of this increase competition, we have experienced a dilution in profits. Because of our reduced profitability, we have ceased marketing efforts in long distance service offerings and are examining the potential to enter into other business, which could add to our profitability. Potential businesses, which might provide profitability to us, are presently being examined by management.

     Investment in Marketable Securities.   With excess cash from operations, we
     --------------------------------------
have made investments in other companies, particularly early stage companies in need of working capital. These issuers may have limited operating histories and revenues.

     Investments in marketable securities consisted of the following at December 31, 2000:

                                 Gross Unrealized      Fair
                      Cost      Gains      Losses      Value
                   ----------  --------  ----------  ----------
Equity securities  $4,156,601  $575,817  $1,394,353  $3,338,065


     We have invested in common stock and related warrants of several publicly traded companies. At December 31, 2000, our investment in marketable securities is made in seven different companies. The investment in one such company's securities represents approximately 43% of the estimated aggregate fair value of all investments in marketable securities at December 31, 2000.

     At  December  31,  2000,  we  held  stocks  of  the  following  companies:

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

     Although we have made investments in several publicly traded corporations, we are seeking an active business to offset the reduced profit margins in its long distance reseller business. We have yet to identify that business, but have undertaken efforts to do so in order to offset the effects of declining profitability in the long distance reseller business.

     On November 9, 2000 ANC purchased 400,000 common shares of Morgan Cooper, Inc. ("MCII") at $1.62 per share. The Morgan Cooper collections are designed to provide the consumer with fresh and updated looks by combining classic and contemporary styling, in both fabrics and leathers, with special attention to unique details and fit to appeal to their target market who desire high quality, designer clothes at competitive prices. The average of the bid and asked price of the stock as of December 31, 2000, was $1.06 per share according to over-the-counter market.

     On December 26, 2000 ANC purchased 106,400 common stock at $.63 per share of Med Com USA, Inc. ("EMED"). EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units. The average of the bid and asked price of the stock as of December 31, 2000, was $.59 per share according to over-the-counter market.

     On December 28, 2000 ANC purchased 175,000 common stock at $.15 per share of Cynet, Inc. ("CYNE"). CYNE is an Internet business applications solutions provider integrating convergent messaging with Internet services. CYNE's products and services include convergent messaging, which includes fax, data, voice, email and wireless messaging, and Internet services, which includes custom application development, e-commerce development, web content creation, web hosting and internet access. The average of the bid and asked price of the stock as of December 31, 2000, was $.16 per share according to over-the-counter market.

RESULTS  OF  OPERATIONS

     Revenues were $1,899,488 and $5,098,524 for three and six months ended December 31, 2000, respectively, as compared to $6,021,529 and $12,784,933 for three and six months ended December 31, 1999, respectively. The decrease in revenue is principally the result of decrease of our basic 1 Plus and 800, 888 long distance service. We have decreased our marketing efforts and have experienced attrition in our customer base. We have maintained our call volumes in the telecommunication's industry and maintained our revenues. However, we have experienced continued increases in competition in the U.S. domestic market, and continue to seek business acquisition opportunities to potentially alleviate the effects of cost competition in the domestic telecommunication market.

     Cost of sales were $1,745,763 and $4,333,569 for three and six months ended December 31, 2000 as compared to $4,746,570 and $9,341,876 for three and six months December 31, 1999. Our cost of sales has decreased in relation to the decrease in revenues, as our revenues have decrease based upon the attrition of our customer base so have our cost of sales decreased due to decreased costs from our long distance service provider and all other providers. Our Cost of sales is comprised of long-distance fees we pay providers of long-distance service that we resell, telemarketing costs, allowances for bad debt, cost of factoring arrangement, and our billing costs. Billing costs include fees for services provided by LECs and other outside parties, billing integrators, to transfer and organize our customer acquisition, billing, and collection data.

     Selling expenses were $53,281 and 196,570 for three and six months ended December 31, 2000 as compared to $222,912 and $559,129 for three and six months ended December 31, 1999. Selling expenses were primarily the costs associated with the cost of acquiring customers. Our selling costs have decrease because we have decreased and actually ceased all marketing of new long distance customers. We have decreased our marketing efforts as competition in the U.S. domestic long-distance markets increased in order to redirect those revenues to other business and investment opportunities.

     General and administrative expenses were $310,254 and $594,909 for three and six months ended December 31, 2000 as compared to $266,118 and 619,465 for three and six months ended December 31, 1999. These costs are primarily related to customer service staffing and professional fees. We believe that we provide better service to our customers. The increase in these costs are related to the increase in professional services in researching and providing financial and legal due diligences to confirm the soundness of the new potential business activities investments that management has pursued. The costs also include executive compensation and benefit costs.

     Interest income net of interest expense were $11,589 and $36,786 for three and six months ended December 31, 2000 as compared to interest expenses net of interest income of $21,664 and $23,546 for three and six months ended December 31, 1999. Interest income and dividend income have increased as a result of our investment activities.

     Net loss was ($132,392) or ($.01) per diluted share and ($13,111) or ($.00) per diluted share for three and six months ended December 31, 2000 as compared to $699,266 or $.05 per diluted share and $2,095,917 or $.15 per diluted share for three and six months ended December 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities were $1,533,039 for the six months ended December 31, 2000 as compared to $1,195,493 for the six months ended December 31, 1999. We have funded our working capital requirements primarily from our principal source of revenue generated from providing long distance service as a long distance reseller. Cash from operating activities for the six months ended December 31, 2000 was utilized by an increase in our prepaid expenses of $46,224 and accrued expenses of $2,249 and by decreases in trade accounts receivables of $2,566,039, trade accounts payables of $972,049, and accrued liabilities of $34,438. Cash from operating activities for the six months ended December 31, 1999, was utilized by an increase in trade accounts receivables of $620,743, accrued liabilities of $60,246, and accrued interest of $34,267 and by decreases in prepaid expenses of $160,580 and trade accounts payables of $702,468.

     Cash used by investing activities was $1,635,721 for the six months ended December 31, 2000. We purchased marketable securities of $1,399,222, purchased computer equipment $1,499 and advanced to a controlled group $235,000. Cash used by investing activities was $1,391,219 for the six months ended December 31, 1999. We purchased marketable securities of $1,356,141, purchased equipment of $5,078 and made advances to a shareholder of $30,000.

     Cash used from financing activities was utilized to repay notes payables of $654,995 for the six months ended December 31, 2000. Cash used from financing activities was utilized to repay notes payables of $511,000 and draw down our credit facility with RFC Capital Inc. of $399,181 in the six months ended December 31, 1999.

     Operating Restrictions.  We intend to conduct our business so as to not
     ----------------------
become a regulated investment company under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, we do not expect to be subject to the provisions of the 1940 act, including those that prohibit certain transactions among affiliated parties. The 1940 Act exempts issuers primarily engaged, directly or indirectly, through a wholly-owned subsidiary or subsidiaries, in a business other than that of investing, reinvesting, owning or holding or trading in securities. The United States Securities and Exchange Commission ("SEC") may also, upon application by an issuer, find by order that the issuer is primarily engaged in the business or businesses other than investing, reinvesting, owning or holding or trading in securities.

     Our investments in securities are currently 43% of its otal assets, exclusive of government securities and cash items (on an unconsolidated basis). We intend to seed and develop other lines of business, which would prevent us from becoming subject to the 1940 act and will, if necessary, make application of the SEC for an order of exemption. If for any reason we were to become an investment company which is non-exempt from the 1940 act (for example, due to a change in our assets or a change in the value of particular assets), we would wither have to restructure our assets so as not to become subject to the 1940 Act or would have to change materially the way it conducts its activities. Either of these changes could require us to sell substantial portions of its assets at a time when it may not wish to do so, and could incur significant losses as a result. Further, to avoid becoming subject to the requirements of the 1940 Act, we may be required to forego investments, which we would like to make, or otherwise act in a manner other than which management believes would maximize our earnings.

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

     Because we have acquired the securities of various small publicly held companies, which have limited liquidity, and we are subject to risks related to the value of those investments. These risks include the volatility of these investments, the difficulty we may have in disposing of these investments, and the risks that interest rates and other economic conditions may adversely affect the value of these investments. At this time, we do not have an intention of engaging in the business of investing, reinvesting, owning, holding or trading in securities and intends to be engaged primarily, as soon as reasonably possible, but in any event in not less than one year, in a business other than that of investing, reinvesting, owning, holding or trading in securities. The value of our investments in securities presently exceeds the limitation set forth in Section 3(a)(1)(C) required for us to be classified as an investment company under the 1940 Act.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     ANC is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2000. No material developments occurred in any of these proceedings during the quarter ended December 31, 2000. The costs and results associated with these legal proceedings could be significant and could affect the results of our future operations.

ADDITIONAL  INFORMATION

     ANC files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
    --------

     ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS:  NONE

REPORTS  ON  FORM  8-K:

     No reports on Form 8-K was filed in the fiscal quarter ended December 31, 2000, as follows:



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