Form 10QSB
period 2001-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 2001-05-14
CIK 875711

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

            For the quarterly period ended March 31, 2001

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

     The number of shares of the issuer's common equity outstanding as of April 30, 2001 was 15,273,785 shares of common stock, par value $.001.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes               No     X
       ---              ---

================================================================================

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                           INDEX TO FORM 10-QSB FILING
                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE  OF  CONTENTS

                                   PART  I
                             FINANCIAL  INFORMATION                         PAGE

Item  1.     Financial  Statements
                  Balance  Sheets
                         March 31, 2001 (unaudited) and June 30, 2000 . . . .  3
                  Statements  of  Operations
                         For the Three Months and Nine Months Ended
                         March 31, 2001 (unaudited) and 2000 (unaudited). . .  4
                  Statements  of  Cash  Flows
                         For the Three Months and Nine Months Ended
                         March 31, 2001 (unaudited) and 2000 (unaudited). . .  5
                  Notes  to  the  Financial  Statements . . . . . . . . . . .6-8

Item  2.     Management's  Discussion  and  Analysis  of Financial
                  Condition and Results  of  Operations. . . . . . . . . . .9-14

                                     PART II
                                OTHER INFORMATION

Item  1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 15
Item  6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 16


                                   SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                                     AMERICAN NORTEL COMMUNICATIONS, INC.
                                          COMPARATIVE BALANCE SHEET
                                    AS OF MARCH 31, 2001 AND JUNE 30, 2000
                                                  (UNAUDITED)

                                                    ASSETS

                                                                     MARCH 31, 2001                JUNE 30, 2000
CURRENT ASSETS:
  Cash and Cash Equivalents                                  $    559,224                   $  1,405,002
  Trade Accounts Receivable                                     2,836,497                      5,734,828
  Investments in marketable securities                          2,886,987                      7,947,051
  Prepaid Expenses                                                162,819                        143,129
  Notes Receivable                                                300,909                         80,509
  Deferred Income Taxes                                           395,240                         59,232
                                                             -------------                  -------------
    TOTAL CURRENT ASSETS                                                         7,141,677                    15,369,751


PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                            4,660                          4,660
  Equipment & Computer Equipment                                   78,948                         77,449
  Telecommunications Property                                       1,650                          1,650
LESS: Accumulated Depreciation and Amortization                   (57,582)                       (46,782)
                                                             -------------                  -------------
    TOTAL PROPERTY AND EQUIPMENT                                                   27,676                         36,977

OTHER ASSETS:
  Other Assets                                                      6,667                              6,667
  Escrow Deposits                                                 125,000
    TOTAL OTHER ASSETS                                                            131,667                          6,667
                                                                            --------------                 --------------

    TOTAL ASSETS                                                                7,301,020                     15,413,395
                                                                             =============                  =============


                                                 LIABILITIES

CURRENT LIABILITIES:
  Trade Accounts Payable                                           17,688                            761,608
  Trade Accounts Payable - Other                                  301,689                            362,189
  Accrued Expenses                                                127,329                            149,658
  Notes Payable                                                   148,923                             50,000
  Accrued Interest                                                 61,048                             52,938
  Factoring Arrangement                                           926,735                          2,383,956
  Income Taxes Payable                                          1,158,002                          1,079,947
                                                             -------------                      -------------

    TOTAL CURRENT LIABILITIES                                                   2,741,414                      4,840,296

DEFERRED INCOME TAXES                                                   -              -                       1,852,997
                                                                            --------------                 --------------

    TOTAL LIABILITIES                                                           2,741,414                      6,693,293

                              STOCKHOLDERS' EQUITY

  Common Stock, no par value, 50,000,000 shares authorized.    21,980,202                         21,980,202
    15,273,785 shares issued and 15,273,785
    shares outstanding.
  Paid In Capital                                                  51,795                             51,795
  Treasury Stock, 236,858 shares at cost                         (759,773)                          (759,773)
  Unrealized gain on investments held for sale.                (1,269,614)                         3,003,535
  Accumulated deficit                                         (15,443,004)                       (15,555,657)
                                                             -------------                      -------------

    TOTAL STOCKHOLDERS' EQUITY                                                  4,559,606                      8,720,102
                                                                            --------------                 --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  7,301,020                   $ 15,413,395
                                                                            ==============                 ==============


       See the accompanying notes to these unaudited financial statements

                                     AMERICAN NORTEL COMMUNICATIONS, INC.
                                      COMPARATIVE STATEMENT OF OPERATIONS
                      FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                  (UNAUDITED)

                                                      FISCAL QUARTER  2001          FISCAL QUARTER 2000
                                                   THREE MONTHS    NINE MONTHS    THREE MONTHS    NINE MONTHS
INCOME
  Revenue                                         $   1,859,173   $  6,967,147   $   5,293,884   $ 18,098,778
COST OF SALES                                         1,314,758      5,648,327       4,303,524     13,645,400
                                                  --------------  -------------  --------------  -------------
GROSS PROFIT                                            544,414      1,318,820         990,359      4,453,378
  SELLING EXPENSES                                       11,294        159,716         211,975        771,104
  GENERAL & ADMINISTRATIVE                              363,313      1,006,367         270,739        935,411
                                                  --------------  -------------  --------------  -------------
    TOTAL EXPENSES                                      374,607      1,166,083         482,713      1,706,515
    EARNINGS (LOSS) FROM OPERATIONS                     169,808        152,738         507,646      2,746,864
OTHER INCOME (EXPENSE)
  Other Income                                                -              -       1,659,474      1,670,979
  Interest Income                                        15,907         50,636           2,891          7,168
  Interest Expense                                       (8,141)       (15,534)        (33,701)       (47,785)
                                                  --------------  -------------  --------------  -------------
    TOTAL OTHER INCOME                                    7,766         35,102       1,628,664      1,630,362
  NET INCOME BEFORE INCOME TAXES                        177,574        187,839       2,136,310      4,377,226
  Provisions for  Income Taxes Benefit (Expense)        (51,810)       (75,186)        (85,000)      (230,000)

NET INCOME (LOSS)                                 $     125,764   $    112,653   $   2,051,310   $  4,147,226
                                                  ==============  =============  ==============  =============
EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE BEFORE INCOME TAXES      $        0.01   $       0.01   $        0.13   $       0.27
                                                  --------------  -------------  --------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785     15,273,785      15,403,785     15,403,785
                                                  --------------  -------------  --------------  -------------
   SHARES OUTSTANDING
BASIC EARNINGS PER SHARE                          $        0.01   $       0.01   $        0.13   $       0.27
                                                  --------------  -------------  --------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785     15,273,785      15,403,785     15,403,785
                                                  --------------  -------------  --------------  -------------
   SHARES OUTSTANDING
DILUTED EARNINGS PER SHARE BEFORE INCOME TAXES    $        0.01   $       0.01   $        0.13   $       0.27
                                                  --------------  -------------  --------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785     15,273,785      15,403,785     15,403,785
                                                  --------------  -------------  --------------  -------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING
DILUTED EARNINGS PER SHARE                        $        0.01   $       0.01   $        0.13   $       0.27
                                                  --------------  -------------  --------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON                    15,273,785     15,273,785      15,403,785     15,403,785
                                                  --------------  -------------  --------------  -------------
AND COMMON SHARE EQUIVALENTS OUTSTANDING

       See the accompanying notes to these unaudited financial statements

                                      AMERICAN NORTEL COMMUNICATIONS, INC.
                                      COMPARATIVE STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                                  (UNAUDITED)

                                                         2001            2001           2000           2000
                                                     THREE MONTHS    NINE MONTHS    THREE MONTHS   NINE MONTHS
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                       $    125,764   $     112,653   $  2,051,310   $ 4,147,227
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES.
      Depreciation and amortization                         3,600          10,800          3,600        10,800
      Consultants paid with common stock                        -               -              -        27,000

    (Increase) decrease in assets
      Trade accounts receivable                           332,292       2,898,331        184,787      (436,824)
      Prepaid and other current assets                     26,534         (19,690)       (68,556)       92,024
      Deferred tax asset                                   19,641          (2,869)             -             -

    Increase (decrease) in liabilities
      Trade accounts payable                             (415,120)     (1,387,169)        (1,583)     (704,051)
      Accrued liabilities                                   8,141         (26,297)         2,397        62,643
      Income Taxes Payable                                 32,169          78,053         85,000       230,000
      Accrued expenses                                     12,109          14,359        (29,766)        4,501
                                                     -------------  --------------  -------------  ------------
          NET CASH PROVIDED IN OPERATING ACTIVITIES       145,130       1,678,171      2,227,187     3,433,318

  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of marketable equity securities             (125,000)     (1,524,222)       534,825      (821,316)
    Advances to shareholder                                     -        (235,000)      (203,500)     (233,500)
    Sale of Common stock                                        -               -              -       (11,506)
    Notes Receivables                                     (35,000)        (35,000)             -             -
    Purchases of property and equipment                         -          (1,499)          (434)       (4,644)
                                                     -------------  --------------  -------------  ------------
          NET CASH USED BY INVESTING ACTIVITIES          (160,000)     (1,795,721)       330,891    (1,070,966)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal repayments on notes payable                 (73,235)       (728,230)      (553,000)     (664,819)
                                                     -------------  --------------  -------------  ------------
          NET CASH USED BY FINANCING ACTIVITIES           (73,235)       (728,230)      (553,000)     (664,819)

        NET DECREASE IN CASH                              (88,105)       (845,780)     2,005,078     1,697,533

        CASH AT BEGINNING OF PERIOD                       647,327       1,405,002        410,306       717,851
                                                     -------------  --------------  -------------  ------------
            CASH AT END OF PERIOD                    $    559,222   $     559,222   $  2,415,384   $ 2,415,384
                                                     =============  ==============  =============  ============

       See the accompanying notes to these unaudited financial statements

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FOR  THE  THREE  MONTHS  AND NINE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

1.  Basis  of  Presentation

The accompanying unaudited financial statements represent the financial position of American Nortel Communications, Inc. as of March 31, 2001, and March 31, 2000, and include our results of operations and cash flows for the three months and nine months period ended March 31, 2001 and2000. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three and nine month ended March 31, 2001 and 2000 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with our Form 10-KSB for the year ended June 30, 2000, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary  of  Significant  Accounting  Policies

The Company's accounting policies, the methods of applying those policies, which affect the determination of its financial position, results of operations and cash flows are summarized below:

Advertising  and  Marketing  Costs
----------------------------------

Advertising production costs, except for costs associated with marketing, are charged to operations when incurred. Marketing costs are related to direct-response marketing and costs are capitalized as required by SOP 93-7 and amortized. Direct response marketing costs, primarily incurred through contracted telephone solicitation of prospective accounts, are deferred and amortized over the average life of the new accounts, which is normally eight to twelve months.


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

Income  Taxes
-------------

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.

Revenue  Recognition
--------------------

Our revenues are derived principally from long distance telephone service. Revenue is recorded when service is rendered. Service is rendered when a long distance telephone call is completed. Revenue is recorded net of an allowance for certain amounts, which we estimate, will be refunded, rebated, uncollectable, or not billable. Net billings result from gross submittals reduced by billing records rejected by the LEC's and adjusted for resubmittals. Revenue is reported gross of fees charged by the billing company and the LEC's.

Fair  Value  of  Financial  Instruments
---------------------------------------

The amounts for investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. We have determined that the recorded amounts approximate fair value.

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

Stock-Based  Compensation
-------------------------

Statements of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, we have elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25. 1,000,000 options were not considered in the diluted earnings per share because exercise price greater than market price.

Recently  Issued  Accounting  Standards
---------------------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000 (as amended). This statement establishes accounting and reporting standards requiring that derivative instruments be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has not completed evaluating the impact of implementing SFAS No. 133. However, it is not expected to have a significant impact on the Company.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No.
101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes it had previously applied the concepts of SAB 101 and the adoption of SAB No. 101 did not have a material effect on the Company's revenues or revenue recognition policy.

3.     COMPREHENSIVE  INCOME

Comprehensive income/(loss) includes only unrealized gains and losses from the holdings of investments in marketable securities.

                                                              Nine months   Nine months
                                                                 Ended         ended
                                                               March 31,     March 31,
                                                                 2001           2000
NET (LOSS) INCOME                                            $    112,653   $ 4,147,226

OTHER COMPREHENSIVE INCOME:

Unrealized gain (loss) from available-for-sale investments     (1,269,613)            0
    (net of income tax benefit of $221,139 and $----------)
                                                             -------------  -----------
     Total other comprehensive income                          (1,269,613)            0
                                                             -------------  -----------

COMPREHENSIVE (LOSS) INCOME                                  $ (1,269,613)  $         0
                                                             =============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and our plans and expectations. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this Form 10-QSB under the heading "Special Note on Forward-Looking Statements.

THE  COMPANY

     American Nortel Communications, Inc. ("ANC", "we" or "our" refers to "the Company") is a Wyoming corporation founded in 1979 and is a reseller of 1-Plus and 1-800, 888 long-distance telecommunications services. ANC resells to its customers long distance telephone time that it purchases or leases from other long distance carriers.

     In September 1994, the Company and its subsidiary, Nortel Communications, Inc., filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Utah, Central Division (Case Numbers 948-24604 and 948-24605). The proceedings were later converted to Chapter 7 liquidation proceedings, and dismissed on February 7, 1996. The Company sold its Nortel Communications subsidiary in June 1996 for nominal consideration to an affiliate controlled by its former directors. During the pendancy of the bankruptcy proceedings, in June 1995, a controlling stock interest in the company was sold to Wilcom, Inc., which is currently our majority stockholder. In February 1996, the bankruptcy proceedings were dismissed and the Company resumed business as a seller of long distance communications services.

OVERVIEW  OF  BUSINESS

     ANC resells long distance telephone services to both business and residential customers. As a reseller, ANC purchases or leases long distance time from other long distance carriers and resells that time to its customers. ANC is charged for the time it uses beyond certain minimum requirements and in turn charges its customers a certain amount per minute. To a large extent, ANC's profits are dependent upon the difference between its cost per minute and the amount it charges its customers, and its results of operations are directly affected by competition, which in recent years has been intense. Increased competition has lowered the amount resellers can charge customers. ANC out-sources its sales and marketing to telemarketers and it pays those telemarketers compensation for each new customer obtained. We do not direct-bill our customers, but rather we utilize the Local Exchange Carriers (LEC's), which provide telephone services to our long-distance customers, and perform billing and collections for us. LEC's receive a fee based upon a certain percentage of amounts collected. The Company's management believes that the practice of billing through LECs has a substantial advantage because it increases the likelihood and promptness of our collections.

     We have recently determined to change our strategy of reselling 1 plus 800 and 888 long distance telephone services. The Company's management has determined that the profit margins from long distance telephone service have narrowed and are continuing to narrow to an unacceptable extent. We believe the long ditance service market, as a whole, has experienced a decrease in profit margins due to the aggressive pricing competition that has characterized the industry during the last several years. LECs have also experienced competition with Competitive Local Exchange Carriers ("CLECs"). As a result of this increase in competition, we have experienced a decrease in profits. Because of our reduced profitability, we have ceased marketing efforts in long distance telephone service offerings and are examining other business strategies and opportunities, which could add to our profitability.

     Investment  in  Marketable  Securities.With excess cash from operations, We
     ---------------------------------------
have made investments in other companies, particularly early stage companies. These issuers may have limited operating histories and revenues.

     Investments in marketable securities consisted of the following at March 31, 2001:

                                Gross  Unrealized       Fair
                      Cost      Gains      Losses      Value
                   ----------  --------  ----------  ----------
Equity securities  $4,156,601  $150,055  $1,419,669  $2,886,987

     We have also invested in common stock and related warrants of several publicly traded companies. At March 31, 2001, the Company's investment portfolio consisted of marketable securities of seven different companies. The investment in one such company's securities represents approximately 41% of the estimated aggregate fair value of the Company's investment portfolio as of March 31, 2001.

     At March 31, 2001, the investment portfolio consisted of stocks of the following companies:

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

     PTN Media, Inc. ("PTNM"). PTNM is an interactive media content provider focusing on providing branded content using a combination of new and traditional media. PTNM's initial web site focuses on fashion, beauty, style, fitness, and related subjects. PTNM currently provides this content on its interactive web site www.fashionwindow.com.
      ---------------------

     Med Com USA, Inc. ("EMED"). EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units.

     Cynet, Inc. ("CYNE"). CYNE is an Internet business applications solutions provider integrating convergent messaging with Internet services. CYNE's products and services include convergent messaging, which includes fax, data, voice, email and wireless messaging, and Internet services, which include custom application development, e-commerce development, web content creation, web hosting and internet access.

     Morgan Cooper, Inc. ("MC"). MC was primarily involved in designing contemporary style clothing. The MC collections were designed to provide the consumer with fresh and updated looks by combining classic and contemporary styling, in both fabrics and leathers, with special attention to unique details and fit to appeal to their target market that desire high quality, designer clothes at competitive prices. ANC is in control the direction of MC and that direction is being analyzed.

     Although the Company has made investments in several publicly traded corporations, the Company is actively seeking other business opportunities to offset the reduced profit margins in its long distance telephone reseller business.

     At the quarter ending March31, 2001 the Company deposited $125,000 in escrow as the Company disputed the ownership, operation, and continued business of MC and it entered into a settlement agreement with MC, pursuant to which Mr. And Mrs. Cooper would resign from the Board of Directors and as officers of MC and W.P. Williams will be appointed as MC's Board of Director and Chief
Executive Officer. The Company relied on the representations of Mr. and Mrs. Cooper and disbursed $125,000 for the purchase of 6,400,000 shares of MC subject to its due diligence and completion of the transaction. Subsequently, the agreements closed on April 14,

RESULTS  OF  OPERATIONS

     Revenues were $1,859,173 and $6,967,147 for three and nine month periods ended March 31, 2001, respectively, compared to $5,293,884 and $18,098,778 for three and nine month periods ended March 31, 2000, respectively. The decrease in revenue was principally the result of a decrease in revenues from our basic 1 Plus and 800, 888 long distance telephone service. We have decreased our marketing efforts and have experienced attrition in our customer base. We have maintained our call volumes in the telecommunications industry. However, we have experienced a continued increase in competition in the U.S. domestic market, and continue to seek business opportunities to alleviate the potential effects of cost competition in the domestic telecommunication market. Subsequently, we have acquired MC and are planning to place an operating company in MC's operations.
 .
       Cost of sales were $1,314,758 and $5,648,327 for three and nine month periods ended March 31, 2001, compared to $4,303,524 and $13,645,400 for three and nine month periods ended March 31, 2000. Our cost of sales has decreased in relation to the decrease in revenues, as our revenues have decreased due to attrition of our customer base. Our cost of sales has decreased due to decreased costs from our long distance telephone service provider and all other providers. Our cost of sales is comprised of long-distance fees to long distance service providers, telemarketing costs, allowances for bad debt, cost of factoring arrangement, and billing costs. Billing costs include fees for services provided by LECs and other outside parties, billing integrators that transfer and organize our customer acquisition, billing, and collection data.

     Selling expenses were $11,294 and $159,716 respectively, for three and nine months ended March 31, 2001, compared to $211,975 and $771,104 for three and nine months periods ended March 31, 2000. Selling expenses were primarily the costs associated with the cost of acquiring customers. Our selling costs have decrease because we have ceased all marketing for new long distance customers. We have decreased our marketing efforts as competition in the U.S. domestic long-distance markets increased in order to redirect those revenues to other business opportunities.

     General and administrative expenses were $363,313 and $1,006,367 for the three and nine months periods ended March 31, 2001 compared to $270,739 and $935,411 for the three and nine months periods ended March 31, 2000. These costs are primarily related to customer service staffing and professional fees. The increase in these costs is related to the increase in professional services in researching and providing financial and legal due diligence to confirm the soundness of the new potential business activities that management has pursued. The costs also include executive compensation and employee benefit costs.

     Interest income, net of interest expense was $7,766 and $35,102 for the three and nine months period ended March 31, 2001, respectively, compared to interest expenses, net of interest income, of $30,810 and $40,617 for the three and nine months period ended March 31, 2000. Interest income and dividend income have increased as a result of our increase in investment activities.

     Net Income was $125,764 or $.01 per diluted share, and $112,653, or $.01 per diluted share, for the three and nine month periods ended March 31, 2001, as compared to $2,051,310, or $.13 per diluted share, and $4,147,226, or $.27 per diluted share, for the three and nine month periods ended March 31, 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash provided by operating activities was $1,678,171 for the nine months period ended March 31, 2001, compared to $3,433,318 for the nine month period ended March 31, 2000. We have funded our working capital requirements primarily from our revenue generated from providing long distance telephone service as a long distance reseller. Cash from operating activities for the nine month period ended March 31, 2001 was utilized to increase our prepaid expenses of $19,690 and accrued expenses of $14,359 and to decrease trade accounts receivables of $2,898,331, trade accounts payables of $1,387,169, and accrued liabilities of $26,297. Cash from operating activities for the nine month period ended March 31, 2000, increased trade accounts receivables of $436,824, accrued liabilities of $62,643, and accrued interest of $4,501 and by decreases in prepaid expenses of $92,024 and trade accounts payables of $704,051.

     Cash used by investing activities was $1,795,721 for the nine months period ended March 31, 2001. We purchased marketable securities of $1,524,222, purchased computer equipment of $1,499; advanced $235,000 to a controlled group, and lent to business affiliates $35,000. Cash used by investing activities was $1,070,996 for the nine months ended March 31, 2000. We purchased marketable securities of $821,316, purchased equipment of $4,644 and made advances to a shareholder of $233,500.

     Cash used from financing activities was utilized to repay our credit facility with RFC Capital, Inc. in the form of notes payable of $728,230 for the nine months period ended March 31, 2001. Cash used from financing activities was utilized to repay our credit facility with RFC Capital, Inc. in the form of notes payable of $664,819 for the nine months period ended March 31, 2000.

     Operating  Restrictions.  We  intend  to  conduct our business so as to not
     -----------------------
become a regulated investment company under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, we do not expect to be subject to the provisions of the 1940 Act, including those that prohibit certain transactions among affiliated parties. The 1940 Act exempts issuers primarily engaged, directly or indirectly, through a wholly-owned subsidiary or subsidiaries, in a business other than that of investing, reinvesting, owning or holding or trading in securities. The United States Securities and Exchange Commission ("SEC") may also, upon application by an issuer, find by order that the issuer is primarily engaged in the business or businesses other than investing, reinvesting, owning or holding or trading in securities.

     The Company's investments in securities are currently 41% of its total assets, exclusive of government securities and cash items (on an unconsolidated basis). The Company intends to seek and develop other lines of business, which would prevent us from becoming subject to the 1940 Act and will, if necessary, make application to the SEC for an order of exemption. If for any reason the Company was to become an investment company which is non-exempt from the 1940 Act (for example, due to a change in our assets or a change in the value of particular assets), we would either have to restructure our assets so as not to become subject to the 1940 Act or would have to change the way in which the Company conducts its activities. Either of these changes could require the Company to sell substantial portions of its assets at a time when it may not wish to do so, and could incur significant losses as a result. Further, to avoid becoming subject to the requirements of the 1940 Act, the Company may be required to forego investments, which we would like to make, or otherwise act in a manner other than which management believes would maximize its earnings. These securities are held for investment purposes and we did not sell any investments for the quarter ended March 31, 2001.

OTHER  RISK  CONSIDERATIONS

     There are numerous factors that affect the Company's business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of the Company's business activities, the level of demand for our services, the level and intensity of competition in the telecommunications industry and the pricing pressures that may result, our ability to develop new services based on new or evolving technology and the market's acceptance of those new services, our ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the Company's ability to continue to improve our infrastructure (including personnel and systems) to keep pace with the growth in its overall business activities.

     We will encounter specific transitional risks as the Company attempts to transition from being a long-distance re-seller into other businesses. The businesses the Company attempts to acquire may not be profitable or provide the same cash flow as the long-distance re-seller business has provided. Further, the Company's management may not have the expertise to manage new businesses the Company acquires.

     Because we have acquired the securities of various small publicly held companies, which have limited liquidity, we are subject to risks related to the value of those investments. These risks include the volatility of these investments, the difficulty we may have in disposing of these investments, and the risks that interest rates and other economic conditions may adversely affect the value of these investments. At this time, we do not have an intention of engaging in the business of investing, reinvesting, owning, holding or trading in securities and intend to be engaged primarily, as soon as reasonably possible, but in any event in not less than one year, in a business other than that of investing, reinvesting, owning, holding or trading in securities. The value of the 1940 Act of our investment securities presently exceeds the limitation set forth in Section 3(a)(1)(C) of the 1940 Act required for us to be classified as an investment company under the 1940 Act.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     ANC is involved in various legal proceedings and claims described in our Form 10-KSB for the year ended June 30, 2000. No material developments occurred in any of these proceedings during the quarter ended March 31, 2001. The costs and results associated with these legal proceedings could be significant and could affect the results of our future operations.

ADDITIONAL  INFORMATION

     ANC files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
------------

     ITEM  6:  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS:
None

REPORTS  ON  FORM  8-K:

     No reports on Form 8-K were filed in the fiscal quarter ended March 31, 2001.



                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN NORTEL COMMUNICATIONS, INC.



                         By     /s/ William P. Williams
                           ----------------------------
    William P. Williams, Chairman of the Board, Chief Executive Officer, and
                                    President

                              Dated: May 11, 2001