Form 10KSB
period 2001-06-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 2001-10-12
CIK 875711

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                       OF
                                      1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM    N/A TO   N/A
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
Yes  X   No   .
    ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues for its most recent fiscal year were $7,967,108.

     The aggregate market value of the common stock held by non-affiliates computed based on the closing price of such stock on August 31, 2001, was approximately $2,291,017.

     The number of shares outstanding of the registrant's classes of common stock, as of August 31, 2001, was 15,273,785.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

OVERVIEW

     American Nortel, Inc. ("ANC" or the "Company"), is a Wyoming corporation formed in 1979. In September 1994, American Nortel and its subsidiary Nortel Communications, Inc., filed petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of Utah, Central Division (Case Numbers 948-24604 and 948-24605). The proceedings were later converted to Chapter 7 liquidation proceedings, and dismissed on February 7, 1996. American Nortel sold its Nortel Communications subsidiary in June 1996 for nominal consideration to an affiliate of former directors. During the pendancy of the bankruptcy proceedings in June 1995, a controlling stock interest in the company was sold to Wilcom, Inc., which is currently the majority stockholder of the Company. In February 1996, the bankruptcy proceedings were dismissed.

     ANC is presently in the business of long distance telecommunications services offerings and is a reseller of 1-Plus, 1-800 and 1-888 long-distance telecommunications services. ANC resells long distance telephone time that it purchases or leases from other long distance carriers.

     ANC resells long distance telephone services to both business and residential customers. As a reseller it purchases or leases long distance time from other carriers and resells that time to its customers. ANC is charged for the time it uses beyond certain minimum requirements and in turn charges its customers a certain rate per minute. To a large extent, ANC's profits are dependent upon the difference between its cost per minute of long distance time purchased and the amount it charges its customers. The Company's results of operations are directly affected by competition, which in recent years has lowered the amount resellers such as the Company can charge customers.

     ANC out-sources its sales and marketing to telemarketers and it pays these telemarketers a certain amount for each new customer obtained. The Company does not direct-bill its customers, but rather utilizes Local Exchange Carriers
("LEC's") which provide telephone services to the Company's long-distance customers, and perform billing and collections for the Company.

     The LEC's receive a fee based upon a certain percentage of amounts collected for the Company. The Company's management believes that the practice of billing through LEC's has a substantial advantage because it increases the likelihood and promptness of the Company collecting on its customer accounts.

     ANC's operating strategy has both advantages and disadvantages. Because the Company purchases long-distance services from other carriers and uses third parties for its sales and marketing, ANC has lower capital requirements since it does not have the additional cost of traditional long distance companies to provide infrastructure, and lower equipment costs, rent and salaries compared to some of its competitors. On the other hand, ANC is dependent upon these long distance carriers and third parties to provide essential services to ANC and to allow ANC to contract for these services at competitive rates. ANC's revenues from the sale of long distance internationally have decreased. ANC has ceased promoting and selling long distance services for international calling.

     ANC had net sales of $7,967,108 for the fiscal year ended June 30, 2001, compared to gross net sales of $22,923,118 for the fiscal year ended June 30, 2001.

COMPETITION

     The long distance telephone industry is highly competitive, with numerous providers sharing the same market as ANC. Many of ANC's competitors have greater capital resources, are more established and have a larger customer base than ANC. Competition among resellers and other providers of long-distance services generally is conducted on the basis of price. Prices charged to users of long distance services have decreased over the last several years. Extreme competition in the market has resulted in consolidation in the industry. However, the remaining resellers operate in a manner similar to ANC

     Long distance telephone service customers have become more sophisticated and price conscious. Customers are likely to switch services when new communication packages offered by competitors become available, and switching from one service provider to another has little or no cost implications to the customers. Other sources of competition for long distance service providers are developing due to new offerings by providers, such as cable television providers, Internet service providers, and high-speed voice and data communication providers. In addition, long distance service offered by the LEC's will also tend to increase ANC's customer and revenue attrition.

     Competitive conditions in the long distance telephone service industry in recent years have resulted in larger companies taking control of the market. Because of this competition, ANC is seeking other business operations to replace its declining long distance telephone revenue.

REGULATORY  BACKGROUND

     The Company and the long distance telecommunications industry are subject to regulations by the United States Federal Communications Commission (the "FCC").

     Today's domestic long distance telecommunications industry was shaped by a 1984 court decree that required AT&T's divestiture of its 22 Bell operating companies. This decree organized those companies under seven regional Bell operating companies and divided the country into Local Access Transport Areas, or LATAs. The incumbent local exchange carriers, which include the seven regional Bell operating companies as well as independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and long distance service within Local Access Transport Areas. However, the regional Bell operating companies were prohibited from providing long distance service between Local Access Transport Areas. Consequently, the right to provide long distance service was given to other interexchange carriers.

     The 1996 Telecommunications Act significantly altered the long distance telecommunications industry. The regional Bell operating carriers are now permitted to provide long distance service originating (or in the case of "800 and 888" service, terminating) outside the local services areas or offered in conjunction with other ancillary services, such as wireless services.

     Following application to the FCC, and upon a finding by the FCC that the regional Bell operating companies face facilities-based competition, and after satisfying a congressionally-mandated "competitive checklist" of interconnection and access obligations, a Bell operating carrier may now provide long distance service within its local service area. Having opened the interexchange market to the Bell operating companies, the 1996 Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs Bell operating companies to allow competing telecommunications service providers, such as the Company, to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services. The result of these regulatory actions was to give resellers of long distance services access to potential customers directly through the local area exchange network.

     Legislative, actions judicial and technology factors have helped to create the foundation for smaller long distance providers, such as ANC, to emerge as alternative long distance service providers. The FCC has required all interexchange carriers to allow the resale of their services. In recent years, national and regional network providers have substantially upgraded the quality and capacity of their domestic long distance networks, resulting in significant excess transmission capacity for voice and data communications. ANC believes that, as a result of digital fiber optic technology and installation of fiber optic transmission networks, excess capacity has been, and will continue to be, an important factor in long distance telecommunications. ANC believes that resellers and other long distance service providers represent a source of such traffic to carriers with excess capacity.

INDUSTRY  EVOLUTION

     Resellers  represent  a  paradox  in  the  telecommunications  marketplace.
Resellers are a source of revenues to the major long distance providers, but also represent a risk to the product quality, reputation and pricing of the major providers. Not only do long distance service resellers receive legal protection to compete with network-based major carriers, but also the resellers' sale of network-based carrier excess capacity represents a source of additional traffic for such carriers. ANC believes that the three major carriers and most regional carriers have substantial excess telecommunication transmission capacity, and that the constant technological and facility upgrading will continue, resulting in excess capacity in the carriers' network for the foreseeable future.

     Many resellers originated as customer base groups or aggregators of customers. Their operations generally are marked by relatively low overhead and low capital investment in property, plant and equipment. Resellers often offer value-added services that other carriers are not prepared to offer, such as customized location billing, non-telecom billing services, international call-back, customized calling cards, multiple carrier service at single locations with single invoices, and split dedicated service. Although new entrants to the industry face some regulatory barriers, the costs of overcoming these are relatively low. With low entry barriers, a significant portion of the telecommunications market is still open to significant price and service competition. To date, resellers have been able to quickly build sizable customer bases on marketing and telemarketing strengths. In many cases, rapid growth has strained some resellers' ability to manage their revenues and their general business enterprise. Highly competitive conditions in the industry will continue to create difficulties for resellers in attracting capital to finance receivables, improve facilities and equipment, and to develop management and systems infrastructure.

     The Company believes that the major carriers and some of the regional carriers will continue to derive a portion of their revenues from their wholesalers and resale market. ANC believes that opportunities for the future growth of its business exist in the high gross profit product/service area segments, including prepaid calling cards, international services, wireless services, voice and data transmission, web-site and internet service packaging, 800 and 888 number service, voice mail and electronic email. However, to supplement its declining long distance telephone service revenue, ANC believes that it must also seek other business opportunities.

SERVICE  AND  PRODUCTS

     The Company offers basic 1 plus, 800 and 888 long distance services. The Company charges its customers on the basis of minutes or partial minutes of usage at rates which vary with the distance, duration, time of day and type of call. Rate charges for a call are not affected by the particular transmission facilities selected for the call, but are affected by the type of call a user may select. All of ANC's billings for its customers' use of ANC long distance calling is done through a customer's LEC. ANC offers a flat-rate long distance calling service throughout the United States. ANC bills for its services in six-second increments.

BILLING  SERVICE  AGREEMENTS

     ANC's 1 plus, 800 and 888 long distance customers utilize LEC billing service integrators to bill customers. These integrators have been approved by various LECs to provide billing, collection and related services through the LECs. ANC has entered into a customer billing service agreement with Integretel, Inc. ("IGT"). Under this agreement, the service providers bill and collect long distance charges to the Company's customers through LEC billings. These amounts, net of reserves for bad debts, billing adjustments, telephone company fees and the integrator's fees, are remitted to the Company on a monthly basis.

LONG  DISTANCE  SERVICE  AGREEMENTS

     On December 9, 1996, ANC entered into a Billing Services Agreement for 1 plus 800 and 888 service with Integrated Incorporated ("IGT") whereby IGT provides ANC telephone company billing and collection and other associated services to the telecommunications industry. The agreement term is for two years, and is automatically renewable in two-year increments unless appropriate notice to terminate is given by either party. The agreement automatically renewed on December 9, 2000, as neither party gave notice of termination prior to the renewal date. Under this agreement, IGT bills, collects and remits the long distance service proceeds to ANC, net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees.

     On December 19, 1996, the Company entered into a Master Agreement for Purchase and Sale of Accounts with IGT (the "Account Agreement"), which is in substance a factoring agreement. The terms of the Account Agreement provide for advances of the lesser of the maximum purchase obligation of $5,000,000 or a percentage of the total receivables, based on historical uncollectible account data. Interest is charged monthly at a rate equal to the prime rate plus six percent, applied to the average daily balance during the preceding month. An administrative fee equal to one tenth of one cent for each transaction record submitted to IGT is also charged monthly. In addition, an annual facility fee in an amount equal to one percent of the maximum purchase obligation of $5,000,000 is due on the anniversary date of the agreement. The advances and related fees are repaid by customer payments remitted directly to IGT. The Account Agreement is secured by all of ANC's accounts receivable whether or not specifically purchased by IGT. The balance of the Account Agreement at June 30, 2001, is in excess of customer payments received by IGT and exceeds the allowance reserve maintained by IGT.

     Effective August 1, 1997, ANC entered into an agreement with Telesolutions ("TSN") to provide data processing services related to compiling call data from carriers and submission of LEC billing data to IGT. This agreement is terminable by either party upon 120 days notice.

GROWTH  STRATEGY

     The Company has decided to change its 1 plus 800 and 888 long distance strategy. ANC has determined that profit margins from the long distance service offerings that it has achieved in the past have narrowed to an unacceptable level. The long distance market as a whole has experienced a decrease in profit margins due to the aggressive price competition that has characterized the industry during the last several years. ANC has changed its business endeavors. Although the Company has not abandoned its long distance service business, ANC has decreased its marketing efforts in long distance service offerings and has dedicated that portion of its operating budget to investments in other companies, particularly in smaller early stage companies that are in need of working capital. ANC is making these investments with the hope of acquiring control of a profitable operating company that has the potential to generate revenues to supplement the revenues ANC generates from its long-distance service business. The Company will continue to serve its existing customers.

INVESTMENTS  IN  MARKETABLE  SECURITIES

     The companies in which ANC has made investments are generally small, under capitalized corporations whose stock is traded in the over-the-counter markets. The issuers may have limited operating histories and revenues. ANC intends to continue to seek to acquire an operating company with substantial revenue to supplement its declining long distance service revenues. ANC has invested in businesses that operate in or are affiliated with the Internet or telecommunications industry. These companies have limited operating histories and revenue and ANC's investment in these companies may not achieve its goal of obtaining a profitable operating company. ANC intends to continue to seek to acquire an operating company with substantial revenue to supplement its declining long distance service revenues, but ANC can provide no assurances that it will be successful in these efforts. However, the Company has not presently identified the business in which it intends to invest its resources in an effort to mitigate the effects of the declining profitability in the long distance reseller business.

     ANC's investments in marketable securities consisted of the following at June 30, 2001:

                                           Gross      Unrealized       Fair
                             Cost          Gains        Losses         Value
                             ----          -----        ------         -----

     Equity securities    $3,196,133    $1,107,370    $(782,033)    $3,221,470

     The above reflects values before income taxes. ANC has invested in common stock and related warrants of several publicly traded companies. At June 30, 2001, ANC's investment in marketable securities consisted of investments in six different companies. The investment in one such company's securities represents approximately 56% and 40% of ANC's estimated aggregate fair value of all investments in marketable securities as of June 30, 2001 and June 30, 2000, respectively.

     ANC has an arrangement with Medcom USA, Inc. that provide the Company with a guarantee or a reverse stock split protection and ANC would maintain a value of $1,000,000 should the stock price fall below a point that reduces the stock's current value below a certain amount. At June 30, 2001, the value of the Company's holdings in that company was approximately $600,000 determined on the basis of the trading price of the stock at June 30, 2001. However, on the basis of that agreement, ANC recorded a value of $1,000,000 for holdings in that security considering that the entity is required to issue additional shares to the Company to meet the $1,000,000 guarantee. This company has since complied with the terms of the agreement and issued ANC the additional stock as required by the agreement.

     ANC sold its interest in American Educational Products, Inc. ("AMEP") in April 2001. Proceeds from sales of equity securities of AMEP were $194,000 and $2,232,888 and gross realized (losses) gains were ($16,468) and $1,670,979 for the years ended June 30, 2001 and June 30, 2000, respectively.

     ANC reclassified its investment in Morgan Cooper Inc., ("MCII") under the equity method, at a cost of $1,727,027. Reclassification of ANC's investment occurred due to ANC's investment of additional funds, which was made in order to preserve ANC's original investment. This investment was previously classified as an available for sale security. Subsequent to June 30, 2001, the market value of all investment securities held by ANC at June 30, 2001 had decreased by approximately $1,404,000. The Company determined that its investment in MCII had been permanently impaired and wrote down the value of its investment from $1,727,027 to $165,282 as of June 30, 2001. See the report form 8-K, filed June 22, 2001 for Morgan Cooper, Inc. (MCII).

Description  of  Companies
--------------------------

The following is a brief description of the public companies in which ANC has made an investment:

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

     Sonoma Financial Corporation. ("SONM"). SONM incorporates financial service companies that operate a chain of stores devoted to providing low documentation, short-term consumer loans. SONM is one of the largest payday advance operations in the Chicago area.

     PTN Media, Inc. ("PTNM"). PTNM is an interactive media content provider focusing on providing branded products through the use of the Internet with content using a combination of new and traditional media. PTNM initial web-site focus on fashion, beauty, style, fitness, and related subjects. PTNM currently provides this content on its interactive web site www.fashionwindow.com.

     MedCom USA, Inc. ("EMED"). EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units. In July 2001, as a result of common stock issued to ANC, through the operation of a reverse stock split protection agreement, assumed the management of EMED. EMED was in a financial crisis and asked that Mr. Williams and ANC to provide direction and funding. The Corporate offices of EMED are now located with the corporate offices of ANC and ANC's interest in EMED is intended to be accounted for on an equity method accounting for period ending June 30, 2002.

     Cynet, Inc. ("CYNE"). CYNE is an Internet business applications solutions provider integrating convergent messaging with Internet services. CYNE's products and services include convergent messaging, which includes fax, data, voice, email and wireless messaging, and Internet services, which includes custom application development, e-commerce development, web content creation, web hosting and internet access. ANC's interest in CYNE is approximately 3%. Pursuant to a Funding Agreement between ANC and CYNE, in consideration of ANC's $750,000 investment in CYNE, CYNE agreed to file a registration statement covering ANC's shares in CYNE on or before September 1, 2000. CYNE has failed to file the registration statement, and under the Funding Agreement CYNE has issued to ANC 75,000 shares of CYNE common stock for every 30 days that expire before the registration statement is effective. Under this Agreement, ANC held or was entitled to be issued 450,000 shares of CYNE common stock, consisting of 5% of all CYNE's issued and outstanding common stock.

     Morgan Cooper, Inc. ("MCII"). MCII was primarily involved in designing contemporary style clothing. After making an additional investment in an effort to protect its original investment, ANC assumed the management of MCII pursuant to a Settlement Agreement between ANC and Morgan Cooper and Zarina Cooper, individually, dated March 4, 2001, under which the Company for $125,000 purchased 6,400,000 shares of MCII common stock from Morgan and Zarina Cooper which is approximately 48% of all issued and outstanding shares of MCII. The corporate offices of MCII are now located at the Corporate offices of ANC. MCII is presented as a consolidated entity under the equity method of accounting since ANC now owns greater than 20% of the outstanding common stock of the MCII. MCII currently has no operations, and ANC may be unable to recover its $1,727,027 investment in Morgan Cooper. The Securities and Exchange Commission has notified ANC and Morgan Cooper that it is investigating MCII relative to certain matters ANC's management believes occurred prior to the time ANC's chief executive officer assumed management of MCII. See "Legal Proceedings," below.

     MCII has been delinquent in filing its required periodic reports with the Securities Exchange Commission (SEC). It has not filed its annual report on form 10-KSB its 2000 fiscal year and has not filed reports on form 10-QSB for the periods ending March 31, 2001 and September 30, 2001. MCII is seeking to the correct the filing delinquencies. As a result of the failures to file the report, investors in MCII stock have not had available to them financial and other information, which would be necessary for informed investment decisions. As a consequence of MCII's late filings of its reports, investors did not have available to them full financial and other information concerning MCII and such failures may result in claims against the MCII. Recently the SEC has written a letter to MCII regarding its failure to file. It has also requested MCII to provide documents in connection with an SEC investigation. MCII cannot at this time say what, if any, actions the SEC may take against MCII. Any action taken by the SEC could have an adverse impact on MCII. ANC believes that the SEC investigation relates to matters that occurred at MCII before ANC's chief executive officer assumed the position of chief executive officer of MCII.

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

ITEM  2.     DESCRIPTION  OF  PROPERTY

     The Company's offices are located in Scottsdale, Arizona. The Company leases 1700 square feet of office space for approximately $25,000 annually. The Company entered into a three-year lease in May 2000. The Company had four employees and approximately six full-time equivalent employees at July 31, 2001.

ITEM  3.     LEGAL  PROCEEDINGS

     ANC is party to legal proceedings and other various claims and lawsuits in the normal course of its business, which, in the opinion of management, are not individually or collectively material to its business or financial condition. On September 25, 2001, ANC was notified by the Securities and Exchange Commission ("SEC") that it was investigating certain matters at MCII. ANC and its chief executive officer have agreed to cooperate with the SEC investigation. ANC believes that the investigation relates to matters that occurred at MCII before ANC's chief executive officer assumed the position of chief executive officer of MCII. ANC is cooperating with the SEC in the conduct of its investigation.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company submitted no matters to a vote of its security holders during the fiscal year ended June 30, 2001.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  SHAREHOLDER  MATTERS

     ANC common stock is traded in the over-the-counter market, and quoted in the National Association of Securities Dealers Inter-Dealer Quotation System ("Electronic Bulletin Board") under the symbol "ARTM.OB".

     The following table sets forth for the periods indicated, the high and low bid quotations for ANC's Common Stock. These quotations represent inter-dealer quotations, without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

                                            HIGH BID      LOW BID
FISCAL  2001
------------

Quarter Ended June 30, 2001                 $   .17       $   .07

Quarter Ended March 31, 2001                    .25           .15

Quarter Ended December 31, 2000                .344          .145

Quarter Ended September 30, 2000               .594          .313

FISCAL  2000                                HIGH BID      LOW BID
------------

Quarter Ended June 30, 2000                 $ 2.375       $ 0.750

Quarter Ended March 31, 2000                  3.875         1.156

Quarter Ended December 31, 1999               1.300         0.600

Quarter Ended September 30, 1999              1.030         0.580

At June 30, 2001, there were 15,237,643 shares of common stock of ANC outstanding and there were approximately 754 record holders of common stock.

     ANC has never paid dividends on any of its shares. ANC does not anticipate paying dividends at any time in the foreseeable future and any profits will be reinvested in ANC's business. The terms of debt instruments do and will limit the payment of dividends on Common Stock. ANC's Transfer Agent and Registrar for the common stock is American Stock Transfer located New York, NY.

SALES  OF  UNREGISTERED  SECURITIES

     For the year ended June 30, 2000, warrants were exercised for 40,000 shares of common stock in the amount of $42,000. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     For the year ended June 30, 2000, the Company issued 300,000 shares of common stock at $0.09 per share to an officer who is the spouse of the CEO and majority shareholder as payment for services rendered in a previous year. The shares were issued in reliance on the exemption from registration provided by
Section  4(2)  of  the  Securities  Act.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report are forward looking statements that involve risks and uncertainties. Among the factors that could cause actual results to differ materially from those described in such forward looking statements are the following: ANC's ability to manage its growth; litigation; changes in regulation; competition in the long distance telecommunications market; ANC's ongoing contractual relationship with its long distance carriers and other service providers; dependence upon key personnel; changes in rates of customer attrition; the adoption of new, or changes in, accounting policies or practices, and estimates and the application of such policies, practices, and estimates; federal and state governmental regulation of the long distance telecommunications industry; ANC's ability to develop its own long distance network; the Company's ability to maintain, and operate its information systems; and ANC's success in offering additional communications products and services; and the services of ANC's investment in other companies.

FISCAL  2001  OPERATIONS
------------------------

     During the fiscal year ended June 30, 2001, the Company has purchased and sold stock in the following companies:

     On October 26, 2000, the Company purchased 150,000 shares of PTN Media, Inc. ("PTNM") common stock at $3.33 and on May 13, 2001, the Company purchased 300,000 shares of common stock of PTNM at $1.00 per share. PTNM is an interactive media content provider focusing on providing branded content using a combination of new and traditional media. PTNM initial web-site focus on fashion, beauty, style, fitness, and related subjects. PTNM currently provides this content on its interactive web site www.fashionwindow.com. The average of the bid and asked price of the stock as of June 30, 2001, was $2.60 per share according to over-the-counter market.

     On December 26, 2000, ANC purchased 106,400 shares of MedCom USA, Inc. ("EMED") common stock at a $1.25 per share, and on June 30, 2001, ANC purchased 300,000 shares of EMED common stock at a $1.00 per share. EMED enables paperless electronic verifications and transactions, a web health care portal, and online purchase of home medical equipment through its operating units. The average of the bid and asked price of the stock as of June 30, 2001, was $1.00 per share. ANC has an agreement with EMED that provides that EMED will issue ANC additional shares of common stock if the stock price of EMED stock falls below a price that reduces the current value of the Company's investment below $1,000,000. At June 30, 2001, the value of ANC's investment in EMED was approximately $600,000, determined on the basis of the trading price of the stock as of the same date. The Company, on the basis of its agreement with EMED, recorded a value of $1,000,000 for holdings in EMED considering that the entity is required to issue additional shares to ANC to meet the $1,000,000 guarantee. EMED has since issued ANC the additional shares of common stock required to meet EMED's obligation.

     Although ANC can provide no issuances, ANC's management believes that EMED's business model and potential opportunities may provide the vehicle for ANC to supplement or replace its declining revenue from long distance telephone service.

     On December 28, 2000, the Company purchased 175,000 shares of common stock at $.14 per share and received 450,000 of penalty shares from Cynet, Inc. ("CYNE"). CYNE is an Internet business applications solutions provider integrating convergent messaging with Internet services. CYNE's products and services include convergent messaging, which includes fax, data, voice, email and wireless messaging, and Internet services, which includes custom application development, e-commerce development, web content creation, web hosting and internet access. The average of the bid and asked price of the Stock as of June 30, 2001, was $.075 per share as quoted on the over-the-counter market. CYNE is obligated to issue 75,000 additional shares of its common stock to the Company for each month that it fails to file a registration statement with the Securities and Exchange Commission covering the shares of its common stock that have been issued to the Company.

     On October 2, 2000, the Company purchased 400,000 shares of common stock of Morgan Cooper, Inc. ("MCII") at $1.56 per share. MCII was primarily involved in design contemporary style clothing. During the year ended June 30, 2001, the Company acquired an interest of approximately 40% of this entity. Because of the increased ownership, the Company reclassified its investment in MCII under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18.

     Morgan and Zarina Cooper, the principal shareholders of MCII, reached a settlement agreement with ANC whereby ANC acquired additional shares of common stock and ANC's chief executive officer assumed the position of president of MCII. MCII had ceased its existing operations prior to that time. The Company intends to assist in recapitalizing MCII and is attempting to locate prospective merger candidates for MCII.

     The Company has invested approximately $1,727,000 in MCII. Because of the uncertainties relative to the prospects of MCII and the significant decline in the market value of its stock, the Company believes the carrying value was impaired and recognized an impairment write-down of $1,561,767 for the year ended June 30, 2001.

     MCII has conducted no material operations subsequent to ANC's acquisition of ANC's additional equity interest and, therefore, no recognition of the Company's income or loss of equity in MCII for the year ended June 30, 2001. ANC is attempting to determine how it will recover its investment in MCII.

RESULTS  OF  OPERATIONS

     Fiscal  Year  End June 30, 2001, Compared to Fiscal Year End June 30, 2000.

     Revenues for Fiscal 2001 decreased to $7,967,108 from $22,783,749 during Fiscal 2000. The decrease in revenue is primarily the result of decreases in revenues from the Company's basic 1 Plus 800, and 888 long distance service, and a decrease in international long distance calling. The Company has also experienced a decrease in its market share in large call volume areas. The decrease in volume is a result of the decision of management to make changes in the strategic direction of the Company as outlined above.

     Selling expenses for Fiscal 2001 decreased to $150,529 from $872,525 during Fiscal 2000. The decrease was primarily the result of a decrease in marketing efforts. ANC has dedicated its marketing budget to an equity investment strategy.

     General and administrative expenses for Fiscal 2001 decreased to $1,572,543 from $1,622,225 during Fiscal 2000. The decrease was due to the Company's decision to decrease its customer service staff.

     Interest expense for Fiscal 2001 decreased to $191,665 from $619,719 for Fiscal 2000. The decrease in interest expense was a result of margin interest from First Research Investment for the holding and purchase of corporate stock equities on margin. These loans had been paid in full at June 30, 2000. The decrease is also a result of pay down of the Company's factoring facility, thereby decreasing the interest expense from the cost of sale to be included in the separately stated interest expense.

     Proceeds from sales of equity securities were $194,000 and $2,232,888 and gross realized (losses) gains were ($16,468) from the sale of AMEP, $1,670,979 from the sale of DNTK and SONM for the year ended June 30, 2001.

The Company reclassified, under the equity method, its investment in Morgan Cooper, Inc. at a cost of $1,727,027 previously classified as an available for sale security. Subsequent to June 30, 2001, the market value of investment securities held at June 30, 2001, had decreased by approximately $1,404,000.

     Net loss for Fiscal 2001 was ($1,176,227) or ($.08) per basic share, compared to a net profit of $2,840,906, or $.18 per basic share for Fiscal 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company has funded its working capital requirements primarily from cash provided by operating activities. The Company has been able to sustain its operations from cash generated from operations and cash generated from investments in corporate securities. Cash provided by operating activities increased for Fiscal 2001 to $2,906,516 compared to $2,751,631 for Fiscal 2000. The Company's source of revenue is generated from its sale of long distance services to the Company's customers. Additional sources of revenue are generated from the Company's investment in corporate securities. The increase in operating activities is primarily due to market change in corporate securities held by the Company and its income tax accounting.

     Cash flows used for investing activities were $1,945,552 for Fiscal 2001 compared to $1,074,867 for Fiscal 2000. The Company continues to invest in available-for-sale corporate securities.

     Cash flows used for financing activities was $2,146,150 in Fiscal 2001, compared to cash flows provided for financing activities of $989,613 for Fiscal 2000. The Company had cash outflow of $2,146,150 for the payment of debt, which resulted from the paying down of a factoring arrangement that now has a balance of $237,000.

     As the Company makes investments is other entities, it may determine that additional investments are necessary to fund these entities to assist in them achieving profitability. The Company will make these investment decisions on a case-by-case basis.

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

FACTORS,  WHICH  MAY  AFFECT  FUTURE  OPERATING  RESULTS

     Set forth below and elsewhere in this Annual Report and in the other documents ANC files with SEC, including the most recent Form 10-QSB, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in the Annual Report.

CARRYING  VALUE  OF  FINANCIAL  INSTRUMENTS

     The carrying values of financial instruments include cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates its fair value, as estimated by using discounted future cash flows based on the Company's current incremental borrowing rate for similar types of borrowing arrangements.

FLUCTUATIONS  IN  FAIR  VALUES

     ANC maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of tax. Part of this portfolio includes equity investments in several publicly traded companies, the values of which are subject to market price volatility. These investments are inherently risky because they are relatively small, unseasoned companies and the market for the technologies or products they have under development are typically in the early stages of development and may not materialize as anticipated. ANC could lose its entire investment in these companies. Several of the companies in which ANC has invested have experienced severe operating difficulties. Morgan Cooper, Inc. ("MCII") is presently conducting no operations and it is uncertain whether the company will be able to return to operational status or to make a profit. The management of MedCom has resigned and ANC's Chief Executive Officer has assumed managerial responsibilities for MedCom. Medcom is presently increasing their operations of the Med-card product and increasing sales with the new management and the divesting of subsidiaries that were not operating efficiently.

NO  INTENT  TO  BECOME  AN  INVESTMENT  COMPANY

     ANC intends to conduct its business so as to not become a regulated investment company under the Investment Company Act of 1940 (the "1940 Act"). Accordingly, ANC does not expect to be subject to the provisions of the 1940 Act, including those that prohibit certain transactions among affiliated parties. The 1940 Act exempts issuers primarily engaged, directly or indirectly, through a wholly-owned subsidiary or subsidiaries, in a business other than that of investing, reinvesting, owning or holding or trading in securities. The United States Securities and Exchange Commission ("SEC") may also, upon application by an issuer, find by order that the issuer is primarily engaged in the business or businesses other than investing, reinvesting, owning or holding or trading in securities.

     The Company's investments in securities are currently 56% of its total assets, exclusive of government securities and cash items (on an unconsolidated basis). The Company intends to seek and develop other lines of business, which would prevent us from becoming subject to the 1940 Act and will, if necessary, make application to the SEC for an order of exemption. If for any reason the Company was to become an investment company which is non-exempt from the 1940 Act (for example, due to a change in its assets or a change in the value of particular assets), it would either have to restructure its assets so as not to become subject to the 1940 Act or would have to change the way in which the Company conducts its activities. Either of these changes could require the Company to sell substantial portions of its assets at a time when it may not wish to do so, and could incur significant losses as a result. Further, to avoid becoming subject to the requirements of the 1940 Act, the Company may be required to forego investments, which it would like to make, or otherwise act in a manner other than which management believes would maximize its earnings. These securities are held for investment purposes and the Company sold only its investment in AEP, because of a cash buyout by a third party, for the quarter ended June 30, 2001.

UNCERTAINTIES  ASSOCIATED  WITH  SELLING  ASSETS

     An element of ANC's business plan may be to sell publicly or privately held stock in companies in which ANC has invested. ANC's ability to engage in such transactions, the timing of such transactions and the amount of proceeds from such transactions, are dependent on market and other conditions largely beyond ANC's control. Accordingly, there is no assurance that ANC will be able to realize a profit from its investment in any of these companies. These companies may experience thin trading volumes; there is no assurance that ANC could easily dispose of all of its investments in any of these companies in a single transaction and ANC could be required to discount its shares in order to effect a sale. In certain instances, ANC would be required to register its shares with the SEC in order to sell them or to effect sales pursuant to the exemption from registration provided by Rule 144, which would limit the amount of shares ANC could sell in any three month period to 1% of the total shares issued and outstanding or the average volume of the company's stock over the past few weeks. If ANC were unable to liquidate portions of its portfolio companies at a profit, ANC's business, financial condition and results of operations could be adversely affected.

     The following table presents the hypothetical change in fair values of public equity investments held by ANC that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling technique used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. Stock price fluctuations of plus or minus 15%, plus or minus 35%, and plus or minus 50% were selected based on the probability of their occurrence.

     This table estimates the fair values of the publicly traded corporate equities at a 12-month time horizon: (in millions)

                        Valuation of security       Fair value        Valuation of security
                      Given X% decrease in each        as of        given X% increase in each
                            Stock price's          June 30, 2001          stock's price
                       (50%)    (35%)     (15%)                      15%        35%      50%
Corporate  Equities   $1.61    $2.09     $2.74        $3.221         $3.70    $4.35    $4.83

*Corporate  Equities  in  comparison  to  ANC's  shares  outstanding.

        $3,221,470/  15,237,643  shares  outstanding as of June 30, 2001.
        $.21  corporate  equities  to  ANC's  shares  outstanding

INVESTMENTS  ACCOUNTED  FOR  UNDER  THE  EQUITY  METHOD:

The Company has acquired additional holdings in certain investee companies that increase its holdings to point where the Company now accounts for those investments under the equity method of accounting. Under the equity method, the Company will recognize its proportionate amount of the net income or loss of those entities. The investments in companies for which the Company accounts for under the equity method have not yet realized operating profits and there can be no assurances that profitability will be achieved in these operations.

ANC  EXPECTS  GROSS  MARGINS  TO  DECLINE  OVER  TIME

     The Company expects that its gross margins will be adversely affected and ANC has determined that profit margins from the long distance service offerings that it has provided in the past have fluctuated and are narrowing. The long distance market as a whole has experienced a decrease in profit margins due to increased competition and competitive price offerings. A geographic mix, as well as the mix of configurations within telecommunications offerings, may also impact the gross margins. ANC is refocusing its business endeavors. ANC has decreased its marketing efforts in long distance service business and has dedicated that portion of its operating budget to the investment in other companies, one or more of which ANC hopes to provide operating profits to supplement and eventually replace its declining long distance service revenues. While long distance margins are decreasing, ANC continues to look for profitable telecommunications opportunities; however there are no assurances that ANC will be successful in any of these efforts. Presently ANC has no acquisition targets in progress.

ANC  DEPENDENCE  ON  KEY  PERSONNEL

     ANC's performance is substantially dependent on the performance of its executive officers and other key employees and its ability to attract, train, retain and motivate high quality personnel, especially highly qualified technical and managerial personnel. The loss of services of any of the Company's executive officers or key employees could have a materially adverse effect on its business, results of operations or financial condition. Competition for talented personnel is intense, and there can be no assurance that ANC will be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.

ITEM  7.     FINANCIAL  STATEMENTS

                      AMERICAN NORTEL COMMUNICATIONS, INC.


                           FINANCIAL STATEMENTS AS OF
                                  JUNE 30, 2001
                        AND INDEPENDENT AUDITORS' REPORT

AMERICAN NORTEL COMMUNICATIONS, INC.



TABLE  OF  CONTENTS
--------------------------------------------------------------------------------


                                                                            PAGE

INDEPENDENT  AUDITORS'  REPORT                                                19

FINANCIAL  STATEMENTS

     Balance Sheet at June 30, 2001                                           20

     Statement of Operations for the year ended June 30, 2001                 21

     Statement of Comprehensive Income for the year ended
       June 30, 2001                                                          22

     Statement of Stockholders' Equity for the year ended
       June  30,  2001                                                        23

     Statement of Cash Flows for the year ended June 30, 2001              24-25

NOTES TO FINANCIAL STATEMENTS                                                 26

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors  of
American Nortel Communications, Inc.
Scottsdale,  Arizona:

We have audited the accompanying balance sheet of American Nortel Communications, Inc. (the "Company"), as of June 30, 2001 and the related statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Nortel Communications, Inc. as of June 30, 2001 and the results of its operations and cash flows for each of the two years in the period ended June 30, 2001 in conformity with generally accepted accounting principles.





/s/  WEBER  &  COMPANY,  P.C.
     Scottsdale,  Arizona
     September  12,  2001

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

BALANCE  SHEET
JUNE  30,  2001
--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $    219,816
   Accounts receivable (net of $148,080 allowance)                    2,153,652
   Investments in marketable securities                               3,221,470
   Deferred income taxes                                                295,229
                                                                   -------------
      Total current assets                                            5,890,167

PROPERTY AND EQUIPMENT, net                                              23,592

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY                                 165,282

NOTES RECEIVABLE                                                         32,982

OTHER ASSETS                                                              6,667

                                                                   -------------
TOTAL ASSETS                                                       $  6,118,690
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
   Accounts payable                                                $    280,644
   Accrued liabilities                                                  210,729
   Disputed claims                                                      339,101
   Accrued interest                                                      48,438
   Note payable                                                          50,000
   Factoring arrangement                                                237,806
   Income taxes payable                                                 396,431
                                                                   -------------
      Total current liabilities                                       1,563,149
                                                                   -------------

STOCKHOLDERS' EQUITY:
   Common stock, no par value, 50,000,000 shares authorized,
      15,510,643 shares issued and 15,273,785 shares outstanding     21,980,202
   Paid in capital                                                       51,795
   Accumulated deficit                                              (16,731,884)
   Treasury stock, 236,858 shares at cost                              (759,773)
   Unrealized gain on investments held for sale                          15,201
                                                                   -------------
      Total stockholders' equity                                      4,555,541
                                                                   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  6,118,690
                                                                   =============


    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENTS  OF  OPERATIONS
FOR  THE  YEARS  ENDED  JUNE  30,
-----------------------------------------------------------------------------------------


                                                                    2001          2000
NET SALES                                                        $7,967,108   $22,923,118
                                                                ------------  ------------
COST OF SALES
     Cost of sales                                                6,663,429    16,751,371

                                                                ------------  ------------
     Gross profit                                                 1,303,679     6,171,747
                                                                ------------  ------------

OPERATING EXPENSES
     General and administrative expenses                          1,572,543     1,622,225
     Sales and marketing expenses                                   150,529       872,525
     Depreciation and amortization                                   17,596        14,400
                                                                ------------  ------------
       Total operating expenses                                   1,740,668     2,509,150
                                                                ------------  ------------

OPERATING (LOSS) INCOME                                            (436,989)    3,662,597
                                                                ------------  ------------

OTHER (INCOME) AND EXPENSES
     Interest income                                                (68,363)      (88,675)
     Interest expense and factoring charges                         191,665       619,719
     Other (income) expense                                        (171,781)        2,910
    Write-down for impairment of investments                      1,561,767             -
    Realized losses (gains) on sales of marketable securities        16,468    (1,670,979)
                                                                ------------  ------------
      Total other expenses                                        1,529,756    (1,137,025)
                                                                ------------  ------------

(LOSS) INCOME BEFORE INCOME TAXES                                (1,966,745)    4,799,622
                                                                ------------  ------------

INCOME TAX (BENEFIT) PROVISION                                     (790,518)    1,958,716

                                                                ------------  ------------
NET (LOSS) INCOME                                               $(1,176,227)  $ 2,840,906
                                                                ============  ============

NET (LOSS) INCOME PER COMMON SHARE
   Basic                                                        $     (0.08)  $      0.18
                                                                ============  ============
   Diluted                                                      $     (0.08)  $      0.18
                                                                ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic                                                         15,273,785    15,412,114
                                                                ============  ============
   Diluted                                                       15,273,785    15,673,875
                                                                ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENTS  OF  COMPREHENSIVE  INCOME
FOR  THE  YEARS  ENDED  JUNE  30,
-----------------------------------------------------------------------------------------


                                                                     2001         2000
NET (LOSS) INCOME                                                $(1,176,227)  $2,840,906

OTHER COMPREHENSIVE INCOME

   Unrealized (loss) gain from available-for-sale investments
        (net of income taxes of ($1,954,861) and $1,964,996)      (2,988,334)   2,947,494

                                                                 ------------  ----------
     Total Other Comprehensive (Loss) Income                      (2,988,334)   2,947,494
                                                                 ------------  ----------

COMPREHENSIVE (LOSS) INCOME                                      $(4,164,561)  $5,788,400
                                                                 ============  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                    COMMON STOCK        ADDITIONAL                  TREASURY STOCK
                              -------------------------  PAID-IN    ACCUMULATED   --------------------   UNREALIZED
                                SHARES        AMOUNT     CAPITAL      DEFICIT      SHARES     AMOUNT       GAINS         TOTAL
                              -----------  ------------  --------  -------------  --------  ----------  ------------  ------------
BALANCE JULY 1, 1999          15,163,785   $21,912,402   $ 50,595  $(18,396,563)    66,858  $(117,000)  $    56,041   $ 3,505,475

 Stock issued for cash,
    exercised warrants            40,000        42,000                                                                     42,000

 Stock issued for
    compensation previously
    accrued                      300,000        27,000                                                                     27,000

 Stock received as payment
    on note                     (170,000)                                          170,000   (642,773)                   (642,773)

 Cancellation of shares
    previously issued            (60,000)       (1,200)     1,200                                                               -

  Unrealized gain from
    investments available-
    for-sale                                                                                              2,947,494     2,947,494

  Net income                                                          2,840,906                                         2,840,906
                              -----------  ------------  --------  -------------  --------  ----------  ------------  ------------
BALANCE JUNE 30, 2000         15,273,785    21,980,202     51,795   (15,555,657)   236,858   (759,773)    3,003,535     8,720,102

  Unrealized gain from
    investments available-
    for-sale                                                                                             (2,988,334)   (2,988,334)

  Net loss                                                           (1,176,227)                                       (1,176,227)

                              -----------  ------------  --------  -------------  --------  ----------  ------------  ------------
BALANCE JUNE 30, 2001         15,273,785   $21,980,202   $ 51,795  $(16,731,884)  $236,858  $(759,773)  $    15,201   $ 4,555,541
                              ===========  ============  ========  =============  ========  ==========  ============  ============


    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENTS  OF  CASH  FLOWS
     FOR THE YEARS ENDED JUNE 30,
     ---------------------------------------------------------------------------


                                                              2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                       $(1,176,227)  $ 2,840,906
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                17,593        14,400
  Deferred income taxes                                      (134,133)      988,769
  Realized loss (gain) on sale of marketable securities        16,711    (1,670,979)
  Impairment write-down on investments                      1,561,737
  Other non-cash expense (income)                              27,527        (3,500)
  Changes in assets and liabilities:
    Accounts receivable                                     3,581,176        11,095
    Prepaid expenses                                          143,129       270,513
    Accounts payable                                         (480,964)     (719,529)
    Accrued liabilities                                        61,071        85,209
    Accrued interest                                           (4,500)       12,938
    Disputed claims                                           (23,088)      (48,138)
    Income tax payable                                       (683,516)      969,947
                                                          ------------  ------------
          Net cash provided by operating activities         2,906,516     2,751,631
                                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                        (2,155,344)   (2,960,429)
  Proceeds from sale of marketable securities                 194,000     2,232,888
  Advances on note receivable from officer                          -      (408,383)
  Repayments on note receivable from officer                        -       142,000
  Advances on notes receivable                                (30,000)      (80,509)
  Payments received on notes receivable                        50,000
  Purchase of property and equipment                           (4,208)         (434)
                                                          ------------  ------------
          Net cash used in investing activities            (1,945,552)   (1,074,867)
                                                          ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                        -       500,000
  Payments on notes payable                                         -    (1,110,500)
  Proceeds from issuance of common stock                            -        42,000
  Repayments to factor                                     (2,146,150)     (421,113)
                                                          ------------  ------------
          Net cash used in financing activities            (2,146,150)     (989,613)
                                                          ------------  ------------


(DECREASE) INCREASE IN CASH AND EQUIVALENTS                (1,185,186)      687,151

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                   1,405,002       717,851
                                                          ------------  ------------

CASH AND EQUIVALENTS, END OF PERIOD                       $   219,816   $ 1,405,002
                                                          ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN  NORTEL  COMMUNICATIONS,  INC.

STATEMENTS  OF  CASH  FLOWS,  (CONTINUED)
     FOR THE YEAR ENDED JUNE 30,
     ---------------------------------------------------------------------------


SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                     $   231,159   $  606,781
                                                                      ============  ==========


    Income taxes paid                                                 $    30,000   $    - 0 -
                                                                      ============  ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

    Unrealized (loss) gain from investments available-for-sale        $(4,943,195)  $4,912,490
                                                                      ============  ==========

    Cancellation of common stock previously issued                    $     - 0 -   $    1,200
                                                                      ============  ==========

    Treasury stock acquired from officer in exchange
     for note receivable                                              $     - 0 -   $  642,773
                                                                      ============  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NORTEL COMMUNICATIONS, INC.

NOTES  TO  FINANCIAL  STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000
------------------------------------------

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

     The Company has reduced its marketing efforts within its product line. The Company intends to continue operating its long distance telephone services, it has also begun to develop another business segment. The Company has begun to provide investment-banking services. This business line may entail making additional investments, business acquisitions and providing management services to investee businesses.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Cash  and cash equivalents include all short-term highly liquid investments
     --------------------------
     that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits. At June 30, 2001, cash deposits exceeded those insured limits by $82,754.

     Investments in marketable securities consist of corporate equity securities
     ------------------------------------
     which are stated at market value. The Company currently classifies all investment securities as available-for -sale. Unrealized gains and losses on such securities, net of the related income tax effect, are excluded from earnings and reported as a separate component of stockholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Customer  acquisition  costs  represent the direct response marketing costs
     ----------------------------
     that are incurred through contracted telephone solicitation as the primary method by which customers subscribe to the Company's services. The Company capitalizes and amortizes the costs of direct-response advertising on a straight-line basis over eight months. The amortization lives are based on customer attrition rates. The unamortized balance is included in prepaid expenses. As discussed above, the Company has reduced its marketing efforts in this business segment. There were no unamortized customer acquisition costs at June 30, 2001. The Company's expense for amortization of customer acquisition costs was $143,000 for the year ended June 30, 2001. The Company paid $565,000 for these marketing costs and amortization of the capitalized costs was $144,000 for the year ended June 30, 2001.


     The Company also incurs advertising costs that are not considered direct-response advertising. These other advertising costs are expensed when incurred. Advertising expense was $7,400 and $58,537 for the years ended June 30, 2001 and 2000 respectively.

     Property  and  equipment  are  recorded  at  cost  and  depreciated  on  a
     ------------------------
     straight-line basis over the estimated useful lives of the assets ranging from 3 to 5 years. Depreciation expense was $17,593 and $14,400 for the years ended June 30, 2001 and 2000 respectively.


     Revenue  recognition  - The Company's revenue is generated by long distance
     --------------------
     calls made by its customers. Revenue is billed and recognized monthly based on the number of long distance minutes used. The Company utilizes outside companies to transmit billing data which is forwarded to LECs that provide local telephone service. Monthly long distance fees are included on the telephone bills of the customers. The Company recognizes revenue based on net billings accepted by the LECs. Net billings result from gross submittals reduced by billing records rejected by the LEC's and adjusted for resubmittals. Revenue is reported gross of fees charged by the billing company and the LEC's. Total fees paid to the billing company and the LEC's were $1,123,131 and $2,899,888 for the years ended June 30, 2001 and 2000 respectively.


     Income  taxes  -  The  Company  provides  for  income  taxes  based  on the
     -------------
     provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements.


     Financial  instruments  -  Financial instruments consist primarily of cash,
     ----------------------
     accounts receivable, notes receivable and obligations under accounts payable, accrued expenses, and note payable. The carrying amounts of cash, accounts receivable, notes receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of those instruments. The Company derives the fair value of its investments in marketable securities based on quoted market prices. The Company also has contracts with certain investee companies that provide anti-dilution and fair value depreciation protection for the Company as well as warrants to acquire additional shares of such investee companies. The fair value of the $50,000 note payable could not be estimated because the note is past due and the Company has had difficulties locating the note holder to settle the balance.

     Use  of  Estimates - The  preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Net  income  per  share  is calculated using the weighted average number of
     -----------------------
     shares of common stock outstanding for the year. The Company has adopted the provisions of SFAS No. 128 Earnings Per Share.

     Stock-Based Compensation - Statements of Financial Accounting Standards No.
     ------------------------
     123, Accounting for Stock-Based Compensation, ("SFAS 123") established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation. In accordance with SFAS 123, the Company has elected to continue accounting for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The proforma effect of the fair value method is discussed in
     Note  12.

     Recently Issued Accounting Standards
     ------------------------------------

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
     ---------------------------------------------------------------------------
     Accounting  for  Derivative  Instruments  and  Hedging Activities, which is
     ---------------------------------------------------------------------------
     effective for fiscal years beginning after June 15, 2000 (as amended). This
     ---------------------------------------------------------------------------
     statement  establishes  accounting  and  reporting standards requiring that
     ---------------------------------------------------------------------------
     derivative  instruments be recorded on the balance sheet as either an asset
     ---------------------------------------------------------------------------
     or  liability  measured at its fair value. The statement also requires that
     ---------------------------------------------------------------------------
     changes  in  the  derivative's  fair value be recognized in earnings unless
     ---------------------------------------------------------------------------
     specific  hedge accounting criteria are met.  The Company has not completed
     -------------------------------------------
     evaluating the impact of implementing SFAS No. 133. However, it is not expected to have a significant impact on the Company.

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


3.   ACCOUNTS  RECEIVABLE

     The Company has entered into a customer billing service agreement with Integretel, Inc. (IGT) on December 9, 1996 and was amended on July 28, 1997, whereby IGT provides billing and collection and related services. The Company uses an outside company to compile billing information which is provided directly to IGT for its monthly billings. Billings submitted are "filtered", or processed by IGT and the LEC's to conform with their formats for billings and to reject any records that may not have complete data. Net accepted billings are recognized as revenue and accounts receivable.
     Rejected records are then corrected and resubmitted. IGT and the LEC's charge fees for their services which are netted against the gross accounts receivable balance. IGT also applies holdbacks for the remittances of potentially uncollectible accounts. The IGT holdback balance at June 30, 2001 was $867,000. Generally, IGT holdbacks significantly exceed actual uncollectible account balances. The Company estimates uncollectible account balances and provides an allowance for such estimates. The Company factors its accounts receivable with recourse (Note 6).

4.   INVESTMENTS  IN  MARKETABLE  SECURITIES

     Investments in marketable securities consisted of the following at June 30, 2001:

                                               Gross Unrealized    Fair
                                Cost       Gains       Losses      Value
                             ----------  ----------  ----------  ----------
          Equity securities  $3,196,133  $1,107,370  $(782,033)  $3,521,470

     The above reflects values before the effect of income taxes. The Company has invested in common stock and related warrants of several publicly traded companies. At June 30, 2001, the Company's investment in marketable securities is made in five different companies. The investment in one such company's securities represents approximately 56% and 40% of the estimated aggregate fair value of all investments in marketable securities at June 30, 2001 and June 30, 2001, respectively.

     The Company has an arrangement with one of the investee companies that provides the Company with a guarantee of $1,000,000 in value should the stock price fall below a point that reduces the current the value below such amount. At June 30, 2001, the value of the Company's holdings in that company was approximately $600,000 determined on the basis of the trading price of the stock at June 30, 2001. However, on the basis of that agreement, the Company recorded a value of $1,000,000 for holdings in that security considering that the entity is required to issue additional shares to the Company to meet the $1,000,000 guarantee.

     Proceeds from sales of equity securities were $194,000 and $2,232,888 and gross realized (losses) gains were ($16,468) and $1,670,979 for the years ended June 30, 2001 and June 30, 2001, respectively. The Company reclassified, under the equity method, its investment in an entity at a cost of $1,727,027 previously classified as an available for sale security (Note 12). Subsequent to June 30, 2001, the market value of investment securities held at June 30, 2001 had decreased by approximately $1,404,000.


5.   PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consisted  of  the  following  at  June 30, 2001:

       Office  furniture                                        $      4,660
       Computer  equipment                                            81,657
       Telecommunications  equipment                                   1,650
                                                                -------------

       Total                                                          87,967
       Less accumulated depreciation and amortization                (64,375)
                                                                -------------

       Property  and  equipment  -  net                         $     23,592
                                                                =============

6.   ADVANCES  FROM  FACTOR

     On December 19, 1996, the Company entered into a Master Agreement for Purchase and Sale of Accounts with IGT which in substance is a factoring agreement. The terms of the agreement provide for advances at the lesser of the maximum purchase obligation of $5,000,000 or at a percentage of the total receivables that is based on historical uncollectible account data. Interest is charged monthly at a rate equal to the prime rate plus six percent applied to the average daily balance during the preceding month. An administrative fee equal to one tenth of one cent for each transaction record submitted to IGT is also charged monthly. In addition, an annual facility fee in an amount equal to one percent of the maximum purchase obligation is due on the anniversary date of the agreement. The advances and related fees are repaid by customer payments remitted directly to the factor. The agreement is secured by all accounts receivable whether or not specifically purchased by the factor. The balance at June 30, 2001 represents funds advanced in excess of customer payments received by factor and allowance reserve maintained by factor.


7.   DISPUTED  CLAIMS

     The Company is in dispute with certain vendors regarding their performance in accordance with service agreements. The Company concluded that the performance of these vendors did not meet the requirements of the agreements and is withholding payment for these services pending resolution with these vendors. These liabilities were incurred over a period of several years. The ultimate resolution of these liabilities could not be determined at June 30, 2001.


8.   NOTE  PAYABLE

     The Company had issued 9% convertible secured notes due December 31, 1998 with interest payable quarterly, escalating to 18.2% in years 2 through 6. The notes are convertible into 6,000 shares of the Company's common stock at $5.00 per share. The Company has attempted but has been unsuccessful in locating the payee. The Company intends to maintain the liability on its balance sheet until a claim is made and paid or the statute of limitations is run. Effective in the fiscal year ended June 30, 2001, the Company ceased accruing interest payable on this note.

9.   INCOME  TAXES

     The Company recognizes deferred income taxes for the differences between financial accounting and tax bases of assets and liabilities. Income taxes for the years ended June 30, consisted of the following:

                                                      2001            2000
                                                      ----            ----
         Current tax provision (benefit)         $  (656,385)     $2,129,947
         Deferred tax provision (benefit)           (134,133)       (171,231)
                                                 ------------     -----------

         Total income tax provision (benefit)    $  (790,518)     $1,958,716
                                                 ============     ===========

     There was a short-term deferred tax liability at June 30, 2001 of $130,135 related to the unrealized gain on marketable securities. There was a current deferred tax asset of $305,364 at June 30, 2001. Those balances are comprised of the following:

         Allowance  for  doubtful  accounts               $    59,232
         Accrued  compensation                                246,132
                                                          ------------
              Total  assets                                   305,364

         Unrealized  gains  on  investments                   (10,135)
                                                          ------------
                                                          $   295,229
                                                          ============

     The Company utilized the deferred tax asset of $1,160,000 from net operating loss carryforwards of $3,408,000 in the year ended June30, 2000.

     A reconciliation for the differences between the effective and statutory income tax rates is as follows:

                                                     2001               2000
                                                     ----              -----
Federal statutory rates                      $(670,053)   (34)%  $1,631,872     34%

State income taxes - net of federal benefit   (128,098)  (6.5)%     383,970      8%
Other                                            7,633      0.5     (57,126)  (1) %
                                             ----------  ------  -----------  -----
      Effective rate                         $(790,518)   (40)%  $1,958,716     41%
                                             ==========  ======  ===========  =====


10.  LEASE

     The Company leases its office space under an operating lease expiring in April 2002. Rent expense was approximately $31,000 for the year ended June 30, 2001. Minimum annual lease payments for the year ended June 30, 2001 are approximately $22,000. The lease contains one 2-year renewal option.

11.  NET  (LOSS)  INCOME  PER  SHARE

     Net income per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted SFAS No. 128 Earnings Per Share. The following presents the computation of basic and diluted earnings per share from continuing operations:

                                          2001                             2000
                                          ----                             ----
                                                           Per                             Per
                                  Income       Shares     Share     Income      Shares    Share
                               ------------  ----------  -------  ----------  ----------  ------
Net (Loss) Income              $(1,176,227)                       $2,840,906
                               ------------                       ----------

BASIC EARNINGS PER SHARE:
  Income available to Common
     Shareholders              $(1,176,227)  15,273,785  $(0.08)  $2,840,906  15,412,114  $ 0.18

EFFECT OF DILUTIVE SECURITIES
                                                      -  N/A                     261,761  $    *
                               ------------  ----------  -------  ----------  ----------  ------

DILUTED EARNINGS PER SHARE     $(1,176,227)  15,273,785  $(0.08)  $2,840,906  15,673,875  $ 0.18
                               ============  ==========  =======  ==========  ==========  ======

*  -  less  than  $0.01  per  share

     The computation for the loss per share for the year ended June 30, 2001excludes employee stock options exercisable into 1,268,534 shares of the Company's common stock. These common stock equivalents are excluded because inclusion would be anti-dilutive

     The effect of dilutive securities for the year ended June 30, 2001, includes stock options assumed exercised for which the market value exceeds the exercise price, less shares which would have been purchased by the Company with the related proceeds. The effect of dilutive securities in the year ended June 30, 2001 is less than $0.01 per share.

12.  INVESTMENT  IN  UNCONSOLIDATED  SUBSIDIARY

     During the year ended June 30, 2001, the Company acquired an interest of approximately 40% of an entity that had been classified as an available for sale security. Because of the increased ownership, the Company reclassified its investment in this entity under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18.

     The investee, Morgan Cooper, Inc. reached an agreement with the Company whereby the Company acquired an additional interest and the Company's president would assume the same position with Morgan Cooper. Morgan Cooper, Inc. had ceased its existing operations prior to that time. The Company intends to assist in recapitalizing Morgan Cooper and is attempting to locate prospective merger candidates for Morgan Cooper.

     The Company had invested $1,727,000 in Morgan Cooper. Because of the uncertainties relative to the prospects of Morgan Cooper and the significant decline in the market value of its stock, the Company believed the carrying value was impaired and recognized an impairment write-down of $1,561,767 in the year ended June 30, 2001.

     There were no material operations of Morgan Cooper subsequent to the acquisition of the additional interest and therefore no recognition of the Company's income or loss of equity investee for the year ended June 30, 2001.


13.  STOCKHOLDERS'  EQUITY

     During the year ended June 30, 2001, warrants were exercised for 40,000 shares of common stock in the amount of $42,000.

     In the year ended June 30, 2001, the Company issued 300,000 shares of common stock at $0.09 per share to an officer who is the spouse of the CEO and majority shareholder as payment for services rendered in a previous year.

     The Company cancelled 60,000 shares of common stock previously issued and valued at $1,200 during the year ended June 30, 2001. The shares were originally issued for future legal services and those services were never received.

     Stock  Options  and  Warrants

     The Company issues stock options from time to time to executives and key employees. The Company has a qualified stock option plan for its key employees, consultants and independent contractors. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the stock options granted. There were no options granted in the year ended June 30, 2001 nor were any of the previously granted options vested. Therefore, there is no pro forma effect for the year ended June 30, 2001. There were 1,268,534 options granted in the year ended June 30, 2001.

                                                        2000
                                                        ----
        Net  income  -  as  reported               $  2,840,906
        Net  income  -  pro  forma                 $  2,587,199
        Income per share - as reported             $       0.18
        Income per share - pro forma               $       0.17

     Under the provisions of SFAS No. 123, the number of proportionately vested options granted of 338,276 for the year ended June 30, 2001, were used to determine net earnings and earnings per share under a pro forma basis. There were 1,268,534 options granted in the year ended June 30, 2001.

     During the year ended June 30, 200, the Company adopted a stock option plan for key employees and outside directors. Options are to be granted at the discretion of a non-employee committee of the board of directors. The plan reserves 1,750,000 shares for the granting of options.

     All of the options granted in the year ended June 30, 2001 were subject to vesting provisions on the basis of annual increasing pre-tax income. The vesting provisions were not met in the year ended June 30, 2001 and therefore no additional vesting occurred in the year.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for year ended June 30, 2001:

                Dividend yield                None
                Volatility                    1.074
                Risk free interest rate       6.00%
                Expected asset life          5 years


     A summary of activity for the Company's stock options and warrants is presented below:

                                                2001                  2000
                                                ----                  ----
                                                    Exercise              Exercise
                                          Options     Price     OPTIONS     Price
                                         ---------  ---------             ---------
Options outstanding at July 1,           1,268,543  $    1.00          0
Granted                                          0             1,268,534  $    1.00
Exercised                                        0                     0
Terminated/Expired                               0                     0
                                         ---------             ---------
Options outstanding at June 30,          1,268,543  $    1.00  1,268,534  $    1.00

Options available for grant at June 30,    481,466               481,466

Price per share of options outstanding              $    1.00             $    1.00

Options exercisable at June 30,            338,276               338,276

Weighted average remaining
       contractual lives                              9 years   10 years


Weighted average exercise price
   of options granted                                  N/A                $    1.00

Weighted Average fair value of
   options granted during the year                     N/A                $    0.75



The Company has the following common stock warrants outstanding at June 30, 2001:

                                       Warrants  Price    EXPIRATION
                                       --------  ------

Warrants outstanding at July 1, 2000     10,000  $ 1.05  November 2001
Expired                                       0
Exercised                                     0
                                       --------
Warrants outstanding at June 30, 2001    10,000  $ 1.05  November 2001
                                       ========

14.  RELATED  PARTY  TRANSACTIONS

     The Company purchased marketable securities from the Company's President and Secretary in the year ended June 30, 2001. The Company advanced funds of $235,000 to the President during the year under a note receivable and recognized interest income on the note of approximately $12,000. The Company and its president agreed to exchange 600,000 shares of marketable securities held personally by the President as payment for the note receivable. The value of the transaction was $0.48 per share, the trading value of the securities at the time of the agreement.

     The Company advanced funds during the year June 30, 2001 to two entities for which the Company's President and Secretary are the sole shareholders. One of these entities is the majority shareholder of the Company. The Company reacquired 170,000 shares of its common stock in exchange for the balance of the advances made and note receivable of approximately $642,000 or at $3.78 per share. The number of shares was determined on the basis of the trading price of the Company's common stock at the date of transaction. The shares are recorded as treasury stock at June 30, 2001. The note bore interest at 8%.

     The Company paid $10,000 and $30,000 in consulting fees to the spouse of beneficial majority shareholder during the years ended June 30, 2001 and 2000 respectively.

     During the year ended June 30, 2001, the Company sold certain investments made by the Company represented by 428,571 shares of common stock of an investee to the Company's President for $60,000 equaling the Company's cost and market value at the date of the transaction.


15.  CONCENTRATION  OF  CREDIT  RISK

     The Company maintains approximately 40% of its investments in marketable securities with three brokerage firms. Accounts at each firm are insured up to $500,000 by the Security Investor Protection Corporation (SIPC). At June 30, 2001 investment values exceeded the insured limit by $390,000. Approximately 88% of the fair value of marketable securities is comprised of securities of two entities.

     All of the Company's accounts receivable balance is held and collectible through a single entity that provides the billing and collection services for the Company. The Company relies on reports from this billing company to reconcile billing and collection records. The Company receives its cash receipts from the billing company and relies on the amounts reported and received from the billing company. The Company may dispute amounts received and withheld by the billing company but such events may have a negative effect on liquidity.

16.  COMMITMENTS  AND  CONTINGENCIES

     On June 1, 2000 the Company entered into a new three-year employment agreement with its President and Chief Executive Officer. The agreement provides for a base salary and certain benefits plus an annual bonus up to $200,000. The bonus is to be paid in cash in increments of $10,000 for each one percent increase in the pre-tax profits of the Company measured in relation to the prior fiscal year's pre-tax profit beginning with the year ended June 30, 2001. Pre-tax profit shall include unrealized gains and losses but shall exclude any extraordinary items. If the increase in pre-tax profits for any fiscal year exceeds twenty percent, the excess dollar amount of pre-tax profits shall be carried forward to the following year or years. In addition, the agreement provides for an annual retirement benefit, in the form of a nonqualified Supplemental Executive Retirement Plan ("SERP"), equal to three percent of the President's final average compensation multiplied by his total years of service with the company. This benefit shall commence at age 65 and shall be payable for 20 years. The President also received options to acquire 1,268,534 shares of common stock under the agreement. The agreement also contains termination provisions and a one-year non-competition clause and may be extended for additional one-year terms.

     Compensation expense related the SERP was $293,000 and $261,000 during the years ended June 30, 2001 and 2000 respectively. The amount funded for this plan during the years ended June 30, 2001 and 2000 was $298,000 and $268,000 respectively and there was no accrued benefit at June 30, 2001.

     The Company is involved in several legal proceedings incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position, results of operations or cash flows of the Company.


17.  OTHER  INCOME

     During the year ended June 30, 2001, the Company settled approximately $220,000 in billing disputes with its supplier of air time. These billings were recognized as expenses in prior years.


18.  SUBSEQUENT  EVENTS

     Subsequent to June 30, 2001, the Company acquired a substantial additional interest of an entity for which the investment is classified as an available for sale security at June 30, 2001. The Company's management also took control of the investee's management. The Company intends to assist in fund raising and the management of the investee's operations. Management control is anticipated to be temporary. The Company invested in or advanced to this investee an additional $300,000 during the period from July 1, 2001 through September 12, 2001

                                *  *  *  *  *  *

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company reports that it has retained as its certifying public accountants the firm of King, Weber & Associates, P.C., which has changed its name to Weber and Company, P.C. for the fiscal year ending engagements was June 30, 2000 and 2001.

All decisions to engage and/or terminate the relationships between ANC and its certifying public accountants are made by the Chief Executive Officer and President who constitutes the sole member of the Board of Directors. ANC has no audit committee.

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

ITEM  10.     EXECUTIVE  COMPENSATION

General. On June 1, 2000 the Company entered into a new three-year employment agreement with its President and Chief Executive Officer (the "Employment Agreement"). The Employment Agreement provides for a base salary and certain benefits plus an annual bonus up to $200,000. The bonus is to be paid in cash in increments of $10,000 for each one percent increase in the pre-tax profits of the Company, measured in relation to the prior fiscal year's pre-tax profit beginning with the year ended June 30, 2001. Pre-tax profit shall include unrealized gains and losses but shall exclude any extraordinary items. If the increase in pre-tax profits for any fiscal year exceeds twenty percent, the excess dollar amount of pre-tax profits shall be carried forward to the following year or years. In addition, the Employment Agreement provides for an annual retirement benefit, in the form of a nonqualified Supplemental Executive Retirement Plan ("SERP"), equal to three percent of the President's final annual compensation multiplied by his total years of service with the company. This benefit shall be paid when the President attains age 65 and shall be payable in equal installments for 20 years. The President also received options to acquire 1,268,534 shares of the Company's common stock under the Employment Agreement for the fiscal year ended June 30, 2001, and has been granted options to acquire 1,268,534 shares of the Company's common stock for the fiscal year ended June 30, 2000. The Employment Agreement also contains termination provisions and a one-year non-competition clause and may be extended for additional one-year terms.

The following table sets forth information concerning the compensation for the fiscal year ended June 30, 2001, of ANC's President and Chief Executive Officer, and the only other executive officer of ANC ("Named Executive Officers"):

                                               Stock
Name & Principle Position  Year   Salary   Compensation     Options      Bonus
William P. Williams Jr.    2001  $434,500  $         -0-  1,268,534(1)  200,000
President & CEO            2000  $434,500  $         -0-  1,268,534(1)  200,000
Eva Williams               2001  $ 30,000  $         -0-          -0-       -0-
Secretary                  2000  $ 30,000  $         -0-          -0-       -0-


(1) Represents granted options of 1,268,534 at an option price of $1.00 per share to William P. Williams as part of an employment agreement entered into on June 1, 2000. The options vest based on the pre-tax profits and vest in accordance to the employment agreement. The options expire June 7, 2010.

ANC has a stock option plan for key employee and executives. The effective date of the stock option plan is July 8, 2000. The Company has reserved 1,750,000 shares of its common stock to fund the stock option plan.

See "Certain Relationships and Related Transactions" for details regarding stock and warrants issued in prior periods.

ITEM  11.     SECURITY  OWNERSHIP  OF  OWNERS  AND  MANAGEMENT

The following table sets forth information concerning ownership of ANC's voting securities by (i) all persons known by ANC to own 5% or more of ANC's voting securities, (ii) sole Director and the Executive Officer of ANC and the other officers of ANC (who are husband and wife), and (iii) the group of two officers and the sole Director set forth above as a group, as of as of June 30, 2001.

Name                    # of Common            Total # of Voting     % of Voting
                        Shares Owned           Securities  Owned     Securities
--------------------------------------------------------------------------------
William P. Williams  8,016,173(1)(2)(3)(4)(5)      8,016,173           50.94%
And Eva Williams

(1) Includes 6,166,173 common shares owned by Wilcom, Inc. Wilcox, Inc. Is wholly owned by Eva Williams, wife of William P. Williams, Jr. See "Certain Relationships and Related Transactions."

(2) Includes 400,000 shares of voting common stock owned of record by Shelton Financial, Inc. Shelton Financial, Inc. Is wholly owned by Mr. Williams.

(3) Includes 1,050,000 outstanding voting common shares owned by Eva Williams, wife of Mr. Williams.

(4) The Company granted options of 1,268,534 at an option price of $1.00 per share to William P. Williams as part of an employment agreement entered into on June 1, 2000 and granted options of 1,268,534 at an option price of $1.00 per share to Mr. Williams as a part of this employment agreement for fiscal year ended June 30, 2001. The options vest based on the pre-tax profits and vest in accordance to the employment agreement. The options expire June 7, 2010. The stock options are not exercisable as of the filing of this 10-KSB for the fiscal year ended June 30, 2001.

(5) Includes 400,000 outstanding voting common shares owned by William P. Williams purchased from the Continental Soccer League in Anaheim California.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

William P. Williams, Jr., ANC's President, CEO and sole director, is the spouse of Eva Williams, ANC's Secretary. In his capacity as the Company's sole director, authorized all of the transactions set forth below on behalf of ANC. Wilcox, Inc. ("Wilcox") owns a majority of ANC's issued and outstanding voting shares.

See "Executive Compensation and Security Ownership of Owners and Management," above, for details regarding stock option plans, stock options granted and employment agreements for William P. Williams.

On July 9, 1998, the Company's Board of Directors approved the issuance of 1,000,000 shares, valued at $.09 per share, which was the average bid and ask price as of July 9, 1998 to Wilcom for management services rendered under a Management Services and Consulting Agreement during Fiscal 1999.

On January 9, 1999, the Company's Board of Directors approved the issuance of 300,000 shares, valued at $.09 per share, which was the average bid and ask price as of January 9, 1999, to Eva Williams for management services rendered as Secretary of ANC during Fiscal 1999.

                                     PART IV

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

The following documents are filed as a part of this Annual Report:

(a)  Exhibits


              Exhibit No.            Documents
     3.1  Articles of Incorporation  (Incorporated by reference for the Registrant's annual report on Form 10-KSB for the Fiscal
                                     Year ended June 30, 1995.)
     3.2  By-Laws of the Company     (Incorporated by reference for the Registrant's
                                     annual report on Form 10-KSB for the Fiscal
                                     Year ended June 30, 1995.)
      10  Integrated Corporation     (Incorporated by reference for the Registrant's
                                     annual report on Form 10-KSB for the Fiscal
                                     Year ended June 30, 1998.)
    11.1  Earnings Per Share         (Incorporated in the current filing from note 11
                                     of the Notes to Financial Statements for June 30,
                                     2001 included in Item 7 hereof.)
      21  Subsidiaries: NONE

             (b)    Reports on Form 8-K     none SIGNATURES
             ----------------------------------------------


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       AMERICAN NORTEL COMMUNICATIONS INC.

     By:  /S/ W. P. Williams.                        Date:  October 15, 2001
                                 W. P.  Williams
                    Sole Director and Chief Executive Officer
                    (Sole executive officer of the registrant)