Form 10QSB
period 2001-09-30
AMERICAN NORTEL COMMUNICATIONS INC
filed 2001-12-28
CIK 875711

FILER:

COMPANY  DATA:
--------------

COMPANY  CONFORMED  NAME:               AMERICAN  NORTEL  COMMUNICATIONS  INC.
CENTRAL  INDEX  KEY:                    0000875711
STANDARD  INDUSTRIAL  CLASSIFICATION:   TELECOMMUNICATIONS
IRS  NUMBER:                            87-0507851
STATE  OF  INCORPORATION:               WY
FISCAL  YEAR  END:                      630

FILING  VALUES:
---------------

FORM  TYPE:                             10-QSB
SEC  ACT:
SEC  FILE  NUMBER:                      001-13134
FILM  NUMBER:

BUSINESS  ADDRESS:
------------------

STREET  1:                              7201  E  CAMELBACK  ROAD,  SUITE  320
CITY:                                   SCOTTSDALE
STATE:                                  AZ
ZIP:                                    85251
BUSINESS  PHONE:                        480-945-1266

MAIL  ADDRESS:
--------------

STREET  1:                              7201  E  CAMELBACK  ROAD,  SUITE  320
CITY:                                   SCOTTSDALE
STATE:                                  AZ
ZIP:                                    85251

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                              ____________________
                                   FORM 10-QSB
                              ____________________

(Mark  One)
               [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For  the  quarterly  period  ended  September  30,  2001

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

Yes  X          No
    ---            ---

     The number of shares of the issuer's common equity outstanding as of November 27, 2001 was 15,273,785 shares of common stock, no par value.

     Transitional  Small  Business  Disclosure  Format  (check  one):

Yes             No  X
    ---            ---

                      AMERICAN NORTEL COMMUNICATIONS, INC.
                           INDEX TO FORM 10-QSB FILING
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                     PART I


                             FINANCIAL INFORMATION                          PAGE
Item 1.   Financial Statements
          Balance Sheets
               September 30, 2001 (unaudited) and June 30, 2001. . . . . .     4
          Statements of Operations
               For the Three Months Ended September 30, 2001 (unaudited)
               and 2000 (unaudited). . . . . . . . . . . . . . . . . . . .     5
          Statements of Cash Flows
               For the Three Months Ended September 30, 2001 (unaudited)
               and 2000 (unaudited). . . . . . . . . . . . . . . . . . . .     6
          Notes to the Consolidated Financial Statements . . . . . . . . .   7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . .  9-13


PART II
OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .    13


                                   SIGNATURES

                               PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                            AMERICAN NORTEL COMMUNICATIONS, INC.
                                 COMPARATIVE BALANCE SHEETS
                         AS OF JUNE 30, 2001 and SEPTEMBER 30, 2001
                                           ASSETS


                                                       SEPTEMBER 30, 2001    JUNE 30, 2001
                                                          (unaudited)
CURRENT ASSETS:
  Cash and Cash Equivalents                           $           251,309   $      219,816
  Accounts Receivable                                           1,795,031        2,153,652
  Investment in Marketable Securities                           1,175,793        3,221,470
  Deferred income taxes                                           295,229          295,229
  Notes Receivables                                                33,505           32,982
                                                      --------------------  ---------------
     TOTAL CURRENT ASSETS                                       3,550,867        5,923,149
                                                      --------------------  ---------------
PROPERTY AND EQUIPMENT:
  Furniture and Fixtures                                            4,660            4,660
  Equipment & Computer Equipment                                   81,657           81,657
  Telecommunications Property                                       1,650            1,650
LESS: Accumulated Depreciation and Amortization                   (67,975)         (64,375)
                                                      --------------------  ---------------
     TOTAL PROPERTY AND EQUIPMENT                                  19,992           23,592
                                                      --------------------  ---------------
OTHER ASSETS:
  Other Assets                                                      6,667            6,667
  Investment in Unconsolidated Subsidiaries                       229,888          165,282
                                                      --------------------  ---------------
     TOTAL OTHER ASSETS                                           236,555          171,949
                                                      --------------------  ---------------
     TOTAL ASSETS                                               3,807,414        6,118,690
                                                      --------------------  ---------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade Accounts Payable                                          240,728          280,644
  Trade Accounts Payable - Other                                  339,101          339,101
  Income Taxes Payable                                            381,431          396,431
  Accrued Expenses                                                182,122          210,729
  Accrued Interest                                                 48,438           48,438
  Note Payable                                                     50,000           50,000
  Factoring Arrangement                                               -0-          237,806
  Notes Payable Affliate                                           48,263              -0-
                                                      --------------------  ---------------
     TOTAL CURRENT LIABILITIES                                  1,290,082        1,563,149
                                                      --------------------  ---------------
STOCKHOLDER' EQUITY:
  Common Stock no par value, 50,000,000 shares
    15,273,785 and 15,273,785 issued and outstanding
    For September 30, 2001 and June 30, 2001                   21,980,202       21,980,202
  Additional Paid In Capital                                       51,795           51,795
  Treasury Stock, 236,858 shares at cost                         (759,773)        (759,773)
  Unrealized gain on investments held for sale                  1,157,912           15,201
  Retained Deficit                                            (17,596,979)     (16,731,884)
                                                      --------------------  ---------------
     TOTAL STOCKHOLDERS' EQUITY                                 2,517,333        4,555,541

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $         3,807,414   $    6,118,690
                                                      --------------------  ---------------


       See the accompanying notes to these unaudited financial statements


                     AMERICAN NORTEL COMMUNUNICATIONS, INC.
                            STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000



                                              THREE MONTH        THREE MONTH
                                            ENDED SEPTEMBER    ENDED SEPTEMBER
                                               30, 2001           30, 2000
                                           -----------------  -----------------
                                                       (unaudited)
INCOME
  Revenue                                  $      1,063,920   $      3,199,036

COST OF SALES                                       577,277          2,587,806
                                           -----------------  -----------------
GROSS PROFIT                                        468,643            611,231
                                           -----------------  -----------------

  SELLING EXPENSES                                      -0-            111,262

  GENERAL AND ADMINISTRATIVE                        360,303            278,158

  DEPRECIATION AND AMORTIZATION                       3,600             38,523
                                           -----------------  -----------------
    TOTAL EXPENSES                                  363,903            427,943
                                           -----------------  -----------------

    EARNINGS (LOSS) FROM OPERATIONS                 122,741            183,287
                                           -----------------  -----------------

OTHER INCOME (EXPENSE)
  Other Income                                          -0-              8,479
  Interest Income/(Expense)                          (1,746)           (16,718)
   Impairment Loss                                 (989,581)               -0-
                                           -----------------  -----------------
    TOTAL OTHER INCOME (EXPENSE)                   (865,835)           (25,197)
                                           -----------------  -----------------

  Net Income (Loss) Before Income Taxes            (865,094)           208,484


  Provisions for Income Taxes                           -0-             89,204
                                           -----------------  -----------------

 NET INCOME (LOSS)                         $       (865,094)  $        119,280
                                           =================  =================

  EARNINGS (LOSS) PER SHARE:

 Basic Earnings (Loss) Per Share                      ($.06)  $            .01
                                           =================  =================

WEIGHTED AVERAGE NUMBER OF COMMON                15,273,785         15,273,785
                                           =================  =================
   SHARES OUTSTANDING

   Diluted Earnings (Loss) Per Share                  ($.06)  $            .01
                                           =================  =================

WEIGHTED AVERAGE NUMBER OF COMMON                15,273,785         15,273,785
                                           =================  =================
AND COMMON SHARE EQUIVALENTS OUTSTANDING


       See the accompanying notes to these unaudited financial statements


                                     AMERICAN NORTEL COMMUNUNICATIONS, INC.
                                            STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                                                          THREE MONTH      THREE MONTH
                                                                             ENDED            ENDED
                                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                                             2001             2000
                                                                        ---------------  ---------------
                                                                                  (unaudited)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                                          $     (865,094)         119,280
    Adjustments to reconcile net income to net cash used by operating activities.
      Depreciation and amortization                                              3,600            3,600
      Impairment Loss                                                          989,581              -0-

    (Increase) decrease in assets
      Trade accounts receivable                                                358,621        1,310,706
      Prepaid and other current assets                                             -0-          (69,405)
      Deferred Tax Asset                                                           -0-          (13,969)


    Increase (decrease) in liabilities
      Trade accounts payable                                                   (39,916)        (322,153)
      Income Taxes payable                                                     (15,000)         103,173
      Accrued Interest                                                             -0-            1,124
      Factoring Arrangement                                                   (237,806)             -0-
      Accrued Liabilities                                                      (28,607)         (43,600)
                                                                        ---------------  ---------------
          NET CASH PROVIDED (USED) IN                                          165,377        1,088,756
           OPERATING ACTIVITIES

  CASH FLOWS FROM INVESTING ACTIVITIES
    Note Recievables Affliates                                                    (523)             -0-
    Investment in Subsidiary                                                  (181,624)             -0-
    Purchases of marketable securities                                             -0-         (700,000)
                                                                        ---------------  ---------------
          NET CASH USED BY INVESTING ACTIVITIES                               (182,147)        (700,000)

  CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments notes                                                       -0-         (704,595)
    Notes to Affiliates                                                         48,263              -0-
                                                                        ---------------  ---------------
          NET CASH PROVIDED (USED) BY
           FINANCING ACTIVITIES                                                 48,263         (704,595)

        NET INCREASE (DECREASE) IN CASH                                         31,493         (315,839)

        CASH AT BEGINNING OF PERIOD                                            219,816        1,405,002
                                                                        ---------------  ---------------
              CASH AT END OF PERIOD                                     $      251,309   $    1,089,163
                                                                        ===============  ===============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

1.  Basis of Presentation

The accompanying unaudited financial statements represent the consolidated financial position of American Nortel Communications, Inc. ("Company") as of September 30, 2001 and include results of operations of the Company and cash flows for the three months ended September 30, 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments to these unaudited financial statements necessary for a fair presentation of the results for the interim period presented have been made. The results for the three months ended September 30, 2001 may not necessarily be indicative of the results for the entire fiscal year. These financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 2001, including specifically the financial statements and notes to such financial statements contained therein.

2.  Summary of Significant Accounting Policies

The accounting policies followed by the Company, and the methods of applying those policies, which affect the determination of its financial position, results of operations or cash flows are summarized below:

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. At times cash deposits may exceed government insured limits.

Concentration of Credit Risk
----------------------------

The Company maintains its cash balances in two banks in Phoenix, Arizona. The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $100,000. The Company maintains investment balances with two brokerage firms. The Security Investor Protection Corporation (SPIC) insures accounts at these firms up to $500,000.

Income Taxes
------------

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which, among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of the financial statements. No tax benefit was recorded on the expected operating loss for the quarter ended as the year ended does not expect the realizability of the deferred tax asset and it is uncertain. Therefore we are providing a 100% valuation of the tax benefit until fully restored.

Revenue Recognition
-------------------

The Company's revenues are derived principally from long distance service. Revenue is recorded when service is rendered, which is when a long distance call is completed, and is recorded net of an allowance for certain amounts which the Company estimates will be refunded, rebated, uncollectable, or not billable.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts for cash, investments in marketable securities, trade accounts receivable, trade accounts payable, accrued liabilities and notes payable, approximate their fair value due to the short maturity of these instruments. The Company has determined that the recorded amounts approximate fair value.

Net Income Per Share
--------------------

Net loss per share is calculated using the weighted average number of shares of common stock outstanding during the year. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Use of Estimates
----------------

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

Stock-Based Compensation
------------------------

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

One of the investments by ANC is Morgan Cooper, Inc. (MCII) which was primarily involved in designing contemporary styled clothing. The Company is currently dormant but the potential acquisition has other opportunities available for the future. Presently Morgan Cooper is performing due diligence on a distribution company that could be a business match for Morgan Cooper, Inc.

Another investment by ANC is Medcom USA, Inc. (EMED). Medcom enables paperless electronic verifications and transactions, a web healthcare portal, and online purchase of home medical equipment through its operating units.
Investments in Marketable Securities

Investments in marketable securities consisted of the following at September 30, 2001:

                                  Gross      Unrealized     Fair
                      Cost        Gains        Losses       Value
                   ----------  -----------  ------------  ----------
Equity securities  $2,323,569  $    86,282  $(1,234,058)  $1,175,793

     We have invested in common stock and related warrants of several publicly traded companies. At September 30, 2001, our investment in marketable securities is made in four different companies. The investment in one such company's securities represents approximately 55% of the estimated aggregate fair value of all investments in marketable securities at September 30, 2001.

     At September 30, 2001, we held stocks of the following companies:

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

ADDITIONAL INFORMATION

     ANC files reports and other materials with the Securities and Exchange Commission. These documents may be inspected and copied at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also get copies of documents that the Company files with the Commission through the Commission's Internet site at www.sec.gov.
    --------

RESULTS OF OPERATIONS

     Revenues for the quarter ended September 30, 2001 were $1,063,920 as compared to during the quarter ended September 30, 2000 of $3,199,036. The decrease in revenue is principally the result of decrease of our basic 1 Plus and 800, 888 long distance service. We have focused our growth and revenue towards the investment in other OTC: Bulletin Board and NASDQ Companies. We have maintained our call volumes in the telecommunication's industry and maintained our revenues. However, we have experienced continued increases in competition in the U.S. domestic market, and continue to seek joint venture and investment acquisition opportunities to potentially lessen the effects of cost competition in the domestic telecommunication market.
 .
  Cost of sales for the quarter ended September 30, 2001 was $577,277 as compared to quarter ended September 30, 2000 of $2,587,806. Our cost of sales has decreased in relation to the decrease in revenues. Cost of sales is comprised of long-distance fees we pay providers of long-distance service that we resell, telemarketing costs, allowances for bad debt, and our billing costs. Billing costs include fees for services provided by LECs and other outside parties to transfer and organize our customer acquisition, billing, and collection data.

     Selling expenses for the quarter ended September 30, 2000 was $111,262. Selling expenses were primarily the costs associated with the cost of acquiring customers. We have decreased our marketing efforts as competition in the U.S. domestic long-distance markets increase. We are seeking joint venture opportunities to counter act the competition in the telecommunication industry.

     General and administrative expenses for quarter ended September 30, 2001 was $360,303 as compared to quarter ended September 30, 2000 of $278,158. These costs are primarily related to customer service staffing, which we believe provides better service to our customers. The costs also include executive compensation and benefit costs.

     Interest income net of interest expense for the quarter ended September 30, 2001 was $1,746 as compared to September 30, 2000 of net interest income of $25,197. Interest expense has decrease as a result of the reduction of debt by the company.

Impairment loss for quarter ended September 30, 2001 was ($989,581). The investment of Medcom USA, Inc. (EMED) was valued at $.09 per share to reflect the change in management and divestitures of all non-profitable ventures by prior management. Also the investment of Morgan Cooper, Inc. (MCII) was valued at $.001 to reflect the fact that the company "MCII" is presently not operating and is seeking acquisition in the distribution industry to have business continuity and continuity of interest.

     No tax benefit was recorded on the expected operating loss for the quarter ended September 30, 2001 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the year ended we do not expect to realize the deferred tax asset and it is uncertain therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

Net loss for the quarter ended September 30, 2001 was ($865,094) or ($.06) per diluted share compared Net Income for quarter ended September 30, 2000 of $119,280 or $.01 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the quarter ended September 30, 2001, was $165,377 as compared to quarter ended September 30, 2000 of $1,088,756. We have funded our working capital requirements primarily from our principal source of revenue generated from providing long distance service as a long distance reseller.

Cash used by investing activities was $181,147 for the quarter ended September 30, 2001 as compared to quarter ended September 30, 2000 of $700,000. We invested in our subsidiaries EMED and MCII during the three months ended September 30, 2001. We purchased 150,000 common shares of PTNM and exercised 200,000 options at a $1.00 options price during the quarter ended September 30, 2000.

     Cash provided from financing activities was $48,263 in the quarter ended September 30, 2001 compared to cash used from financing activities for quarter ended September 30, 2000 of $704,595. Wilcom borrowed $48,263 to the company during three months ended September 30, 2001. We paid $704,595 on our credit facility with RFC Capital, Inc for the quarters ended September 30, 2000. This amount represents the total payments made to reduce the outstanding balances of our outstanding credit facility.

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

     Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded, as a representation that the future events, plans, or expectations contemplated will be achieved. We undertake no obligation to publicly update, review, or revise any forward-looking statements to reflect any change in our expectations or any change in events, conditions, or circumstances on which any such statements based. Our filings with the SEC, including the Form 10-KSB, may be accessed at the SEC's Web site, www.sec.gov.
                        ------------


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     ANC is involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2001. No material developments occurred in any of these proceedings during the quarter ended September 30, 2001. The costs and results associated with these legal proceedings could be significant and could affect the results of our future operations.


     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

NO REPORTS ON FORM 8-K


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

                            Dated:  December 27, 2001