Form 10QSB
period 2001-12-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 2008-03-31
CIK 875711

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-QSB
____________________
(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001.

☐  Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act

For the transition period from N/A to N/A
____________________

Commission File Number: 1-13134
____________________
American Nortel Communications, Inc.
(Name of small business issuer as specified in its charter)

Nevada	87-0507851
State of Incorporation	Employer Identification No.

7975 North Hayden Road, Suite D-333
Scottsdale, AZ 85258
(Address of principal executive offices)
(480) 945-1266
(Issuer’s telephone number)

7201 East Camelback Rd. Suite 301
Scottsdale, Arizona 85251
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐           No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No ☒

The number of shares of the issuer’s common equity outstanding as of February 12, 2008 was 25,117,565 shares of common stock.

Transitional Small Business Disclosure Format (check one):

Yes  ☐             No ☒

AMERICAN NORTEL COMMUNICATIONS, INC.
INDEX TO FORM 10-QSB FILING
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001

AMERICAN NORTEL COMMUNICATIONS, INC.
CONDENSED BALANCES SHEETS
AS OF DECEMBER 31, 2001

ASSETS:
December 31, 2001
(unaudited)
CURRENT ASSETS
Cash	$394,863
Accounts receivables - net	1,089,679
Total current assets	1,484,542

PROPERTY AND EQUIPMENT, net	16,392

Note receivable affiliates	28,680
Investment in unconsolidated subsidiary	322,600
TOTAL ASSETS	$1,852,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$532,378
Income taxes payable	140,046
Notes from affiliates	75,243
Total current liabilities	747,667
-
TOTAL LIABILITIES	747,667

COMMITMENT AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized, 15,920,785 issued and outstanding as of December 31, 2001	22,134,402
Paid-in capital	51,795
Treasury stock	(759,773)
Accumulated deficit	(20,321,878)
Total stockholders' equity	1,104,546

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,852,214

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN NORTEL COMMUNICATIONS, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
	Three Months Ended		Six Months Ended
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Airtime Income	974,929	$1,899,488	$2,038,849	$5,098,524
	974,929	1,899,488	2,038,849	5,098,524
COST OF SERVICES	594,240	1,745,763	1,320,965	4,333,569
GROSS PROFIT	380,689	153,725	717,884	764,955

OPERATING EXPENSES
General and administrative expenses	367,711	310,254	598,692	594,909
Sales and marketing expenses	12,713	53,281	43,470	196,570
Depreciation and amortization	3,600	-	7,200	-
Total operating expenses	384,024	363,535	649,362	791,479
OPERATING LOSS	(3,335)	(209,810)	68,522	(26,524)

OTHER (INCOME) AND EXPENSES
Interest expense	-	3,645	-	7,393
Interest income	(1,702)	(14,262)	(3,448)	(34,729)
Impairment of assets	2,597,264	-	3,778,410	-
Legal settlement	-	-	33,000	-
Other income	-	(972)	(149,448)	(9,451)
Total other (income) expense	2,595,562	(11,589)	3,658,514	(36,787)
NET (LOSS) INCOME BEFORE INCOME TAXES	(2,598,897)	(198,221)	(3,589,992)	10,263

Provision for Income Taxes Benefit (Expense)	-	65,830	-	(23,374)

NET LOSS	(2,598,897)	$(132,391)	$(3,589,992)	$(13,111)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	15,920,785	15,273,785	15,920,785	15,273,785

NET LOSS PER SHARE:
Basic and diluted:	$(0.16)	$(0.01)	$(0.23)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements

AMERICAN NORTEL COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
	2001	2000
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,589,992)	$(13,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,200	7,200
Issuance of stock as consideration for services	154,200	-
Impairment of assets	3,778,410	-
Changes in operating assets and liabilities:
Trade accounts receivables	267,356	2,566,039
Prepaid and other current assets	-	(46,224)
Deferred tax asset	299,531	(22,510)
Accounts payable	(87,367)	(972,049)
Accrued expenses and other liabilities	(210,729)	(34,438)
Income tax payable	-	45,884
Accrued interest	(48,438)	2,249
Net cash used in operating activities	570,171	1,533,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(1,399,222)
Purchase of equipment	-	(1,499)
Investment in subsidiary	(157,318)	(235,000)
Net cash provided by (used in) investing activities	(157,318)	(1,635,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable	(237,806)	(654,995)
Net cash provided by financing activities	(237,806)	(654,995)

(DECREASE) INCREASE IN CASH	175,047	(757,676)
CASH, BEGINNING OF YEAR	219,816	1,405,002
CASH, END OF YEAR	$394,863	$647,326

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$-	$7,393
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN NORTEL COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 and 2000

1.	BASIS OF PRESENTATION

The Company has existed in various forms since 1979 and has evolved from a mining exploration and development business to a telecommunications business.  The Company has been known as American Nortel Communications, Inc. (“ANC”) since 1992 and is a Nevada corporation.  ANC currently operates only in the telecommunications business, providing long distance telephone service as a reseller in combination with additional related services in the United States and a number of foreign countries.

Prior to September 14, 1994, ANC conducted almost all of its telecommunications business through NorTel Communications, Inc. (“NorTel-US”), a wholly-owned subsidiary in Salt Lake City, Utah.  All subsidiaries, including NorTel-US, were not active and were sold for nominal consideration or were dissolved.

On September 14, 1994, ANC and NorTel-US filed petitions under Chapter 11 of the U.S. Bankruptcy Code, under case numbers 948-24604 and 948-24605 respectively in the U.S. Bankruptcy Court, District of Utah, and Central Division.  ANC’s bankruptcy proceeding was subsequently converted to a Chapter 7 proceeding and was thereafter dismissed on February 7, 1996.  NorTel-US was sold June 27, 1996 for nominal consideration to an affiliate of former directors, leaving ANC as the sole surviving entity.

The Company was dormant when ANC’s current President, Chief Executive Office, and Board Chairman, William P. Williams, Jr. achieved control of the Company on June 27, 1995.  On that day, the former officers and directors resigned and assigned their rights under certain agreements to Mr. Williams.

2.	GOING CONCERN

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the six months ended December 31, 2001. During six months ended December 31, 2001 the Company incurred a net loss of $3,589,992 and has an accumulated deficit of $20,321,877.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

3.	INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2001 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim periods are not necessarily indicative of the results of the full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s 10-KSB and Annual Report for the fiscal year ended June 30, 2001.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

Critical Accounting Policies

Stock Based Compensation

In December 2004, the FASB issued a revision of SFAS No. 123 ("SFAS No. 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and is effective as of the beginning of January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect our adoption of SFAS No. 123(R) in January 2006 to have a material impact on the financial statements.

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company has adopted SP FAS 123(R)-5 but it did not have a material impact on its consolidated results of operations and financial condition.

Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.  As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported.  A summary of significant accounting policies are detailed in notes to the financial statements which are an integral component of this filing.

Revenue Recognition

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

5.	EQUITY

During six months ended December 31, 2001:

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   During the period ended December 31, 2001, the Company granted to consultants, 647,000 shares of common stock valued between $.75 - $.25.  The values of these common shares issued were expensed during the year in the amount of $154,200.

6.	RELATED PARTY TRANSACTIONS

The Company’s president and chairman is an 70% shareholder and its sole officer and director of the Company.  The chairman controls MedCom USA, Incorporated (“MedCom”) which the company owns is a 31% shareholder in MedCom.  The chairman also controls Card Activation Technologies, Inc. (“Card”) in which MedCom owns 37% of Card.  During the year ended June 30, 1995, the Company moved its administrative offices into space occupied by this related entity.  The Company shares office space and management and administrative personnel with this related entity.  Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the six months ended December 31, 2001 and 2000.

The Company frequently receives advances, and advances funds to an entity controlled by the Company’s president and which is a significant shareholder of the Company to cover short-term cash flow deficiencies.

7.	SUBSEQUENT EVENTS

The Company issued 4,856,648 shares of common stock for repayment of debt on November 17, 2005.  This common stock was issued for services performed for the benefit of MedCom, specifically to pay expenses for MedCom.  The Company also issued 4,856,648 of common stock in accordance with the compensation package of Mr. Williams on August 24, 2007.   MedCom owes ANC approximately $250,000 as of December 31, 2007.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2007, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

American  Nortel,  Inc.  ("ANC" or the "Company"), was formed as a Wyoming corporation in  1979.  In 2008, we redomiciled to the State of Nevada. We are a reseller of 1-Plus and 1-800 long-distance telecommunications services.  ANC resells to customers’ long distance telephone time that it purchases or leases from other long distance carriers.

ANC resells long distance telephone services to both small business and residential customers.  As a reseller it purchases or leases long distance time from other carriers and resells that time to others.  ANC is charged for the time it beyond certain minimum requirements and in turn charges its customers a certain amount per minute.  To a large extent, ANC’s profits are dependent upon the spread between its cost per minute and the amount it charges its customers.  Telemarketing is a recurring expense and is its sales and marketing expense.  ANC out-sources its marketing efforts to telemarketers and it pays those telemarketers a certain amount for each new customer obtained.  The Company does not direct-bill its customers, but rather utilizes the Local Exchange Carriers (LEC) which provides local area telephone service to the Company long-distance customers, for billing and collections.  LECs receive a fee based upon a certain percentage of amounts collected.  Management believes that the practice of billing through LECs has substantial advantages since it increases the likelihood and promptness of collections.

ANC’s method of operations has certain advantages and disadvantages.  It substantially reduces its out-of-pocket expenses of such things as capital, equipment costs, rent and salaries.  But it also makes ANC more dependent upon the performance of others whom it does not control, and upon its ability to contract for such services at a reasonable price.  With regard to its cost of obtaining long distance time, there is presently a surplus of lines and capacity held by carriers who sell long distance usage time to ANC on a bulk basis, and ANC believes that such surplus will continue in the foreseeable future.

Competition

The long distance telephone industry is intensely competitive.  There are many large and small competitors in the industry, many of which share the same target market as ANC.  Many of the Company’s competitors have much larger resources, and are more established and have a larger customer base than ANC.  There are also a large number of resellers, many of who operate in a manner similar to ANC. Competition among resellers and other providers of long-distance services generally is conducted on the basis of price.  Prices have been decreasing over the last several years, sometimes dramatically, for a variety of communication services.  Customers have become more sophisticated and price conscious.  They are likely to switch services when new competitor communication packages become available, and switching from one service provider to another typically has few, if any, cost implications for a customer. ANC constantly obtains new customers to replace its customer account attrition.  Other sources of competition may be developing because of new offerings by telecommunication providers, such as cable television industry, Internet telephony, and voice and data communication.

Regulatory Background

The Company is subject to regulation by the U.S. Federal Communications Commission (the "FCC").

The existing domestic long distance telecommunications industry was principally shaped by a 1984 court decree (the “Decree”) that required the divestiture by AT& T of its 22 bell operating companies (“BOCs”), organized the BOCs under seven regional Bell operating companies (“RBOCs”) and divided the country into some 200 Local Access Transport Areas or “LATAs.”  The incumbent local exchange carriers (“ILECS”), which include the seven RBOCS as well as Independent local exchange carriers, were given the right to provide local telephone service, local access service to long distance carriers and intra-LATA long distance service (long distance service within LATAS), but the RBOCs were prohibited from providing inter-LATA service (service between LATAs).  The right to provide inter-LATA service was given to AT&T and the other interexchange carriers (“IXC”).  Conversely, IXCs were prohibited from providing local telephone service.

A typical inter-LATA long distance telephone call begins with the local exchange carrier (“LEC”) transmitting the call by means of its local network to a point of connection with an IXC. The IXC, through its switching and transmission network, transmits the call to the LEC serving the area where the recipient of the call is located, and the receiving LEC then completes the call over its local facilities. For each long distance call, the originating LEC charges an access fee. The IXC also charges a fee for its transmission of the call, a portion of which consists of a terminating fee which is passed on to the LEC which delivers the calls.  To encourage the development of competition in the long distance market, the Decree required LECs to provide all IXCs with access to local exchange services “equal in type, quality and price” to that provided to AT&T.  These so-called “equal access” and related provisions were intended to prevent preferential treatment of AT&T and to level the access charges that the LECs could charge IXCs, regardless of their volume of traffic.  As a result of the Decree, customers of all long distance companies were eventually allowed to initiate their calls by utilizing simple 1 plus dialing, rather than having to dial longer access or identification numbers and codes.

The Telecommunications Act (enacted on February 8, 1996) has significantly altered the telecommunications industry.  The Decree has been lifted and all restrictions and obligations associated with the Decree have been eliminated by the new legislation.  The seven RBOCs are now permitted to provide long distance service originating (or in the case of “800” service, terminating) outside the local services areas or offered in conjunction with other ancillary services, including wireless services.  Following application to the FCC, and upon a finding by the FCC that the RBOC faces facilities-based competition and has satisfied a congressionally-mandated “competitive checklist” of interconnection and access obligations, an RBOC will be permitted to provide long distance service within its local service area, although in so doing it will be subject to a variety of structural and nonstructural safeguards intended to minimize abuse of its market power in these local service areas.  Having opened the interexchange market to RBOC entry, the Telecommunications Act also removes all legal barriers to competitive entry by interexchange and other carriers into the local telecommunications market and directs RBOCs to allow competing telecommunications service providers, such as the Company, to interconnect their facilities with the local exchange network, to acquire network components on an unbundled basis and to resell local telecommunications services.  Moreover, the Telecommunications Act prevents IXCs that serve greater than five percent of pre-subscribed access lines in the U.S., (which includes the nation’s three largest long distance providers) from jointly marketing their local and long distance services until the RBOCs have been permitted to enter the long distance market or for three years, whichever is sooner.  This provision of the Act is intended to give all other long distance providers a competitive advantage over the larger long distance providers in the newly opened local telecommunications market.  As a result of the Telecommunications Act, long distance carriers will allow significant new competition in the long distance telecommunications market, but will also be afforded significant new business opportunities in the local telecommunications market.

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

Industry Evolution

Resellers represent a paradox in the telecommunications marketplace.  They are simultaneously an important source of revenues to the major long distance providers and yet resellers represent a risk to the product quality, reputation and pricing.  Not only do long distance service resellers receive legal protection to compete with the network based major carriers, but also the resellers’ sale of network based carriers, excess capacity represents a source of additional traffic for such carriers.  The Company believes that the three major carriers and most regional carriers have a substantial excess telecommunication transmission capacity and that the constant technological and facility upgrading will continue, with resultant excess capacity in there carriers’ network for the foreseeable future.

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

Traditionally, many resellers originated as customer base groups or aggregators of customers, and their operations generally are marked by relatively low overhead and low capital investment in property, plant & equipment.  Resellers often offer services that larger carriers are not prepared to offer, such as customized location billing, non-telecom billing services, international call-back, customized calling cards, multiple carrier service at single locations with single invoices, and split dedicated service.  Although there is an existence of some regulatory barriers, the costs of overcoming these are low.  With low entry barriers, a significant portion of the telecommunications market is still open to significant competition on a price and service basis.  To date, resellers have been able to quickly build sizable customer bases on marketing and telemarketing strengths.  In many cases rapid growth has strained some reseller’s ability to manage their growing revenues and their general business enterprise.  Therefore, their ability to attract capital to finance receivables, improve facilities and equipment, and develop management and systems infrastructure, will be the difference between resellers that survive as independent companies and those that will merge or be acquired.

The Company believes that the major carriers and some of the regional carriers will continue to derive a portion of their revenues from their wholesalers and resale market sales, since resellers can currently serve their target market at a price that the major or regional carrier cannot or will not provide. The Company believes that opportunities for future growth of its business exists in high gross profit product/service area segments, including prepaid calling cards, international services, cellular and wireless services, video and data transmission, web-sight and internet-access, 800 number service, voice mail and electronic mail. As a result, the Company expects that the number of call minutes billed by resellers will continue to rise at an annual rate that, measured on a percentage basis, is substantially greater than the number of call minutes billed by the major carriers.  Within the resale market as a whole, switchless resellers, such as the Company, appear to have experienced in recent periods a higher percentage growth than have facilities-based carriers in all the segments previously mentioned.  However, more switchless resellers will become facilities-based as they acquire small companies and as their traffic increase in geographic zones, which will increase their ability to purchase or lease a switch.  More traffic flowing in a given area would enhance a reseller’s ability to make a switch economically viable and more profitable for that geographic zone.

Service and Products

The Company offers a basic 1 plus and 800 long distance services.  ANC is successful as a provider of these basic services because of the volume discounts it has been able to negotiate with its underlying carriers.

The Company charges its customers on the basis of minutes or partial minutes of usage at rates which vary with the distance, duration, time of day of the call, and type of call.  Rate charges for a call are not affected by the particular transmission facilities selected for the call transmission, but are affected by the type of call a user may select.  All billing is done through the local exchange carrier (“LEC”).  The Company offers a flat-rate long distance calling service throughout the United States; these providers’ rates usually are the same per minute rate regardless of the call’s origin or destination.  Billing occurs in six-second increments.

On December 9, 1996 ANC entered into a Billing Services Agreement (One Plus (1+)) with Integretel Incorporated (“IGT”) whereby IGT would provide ANC telephone company billing and collection and associated services to the telecommunications industry.  The agreement term is for two years, automatically renewable in two-year increments unless appropriate notice to terminate is given by either party.  The agreement automatically renewed on December 9, 1998, as neither party had given notice of terminations prior to that renewal date. Under the agreement, IGT bills, collects and remits the proceeds to ANC net of reserves for bad debts, billing adjustments, telephone company fees and IGT fees.  If either the Company’s transaction volume decreases by 25% from the preceding month, less than 75% of the traffic is billable to major telephone companies, IGT may at its own discretion increase the reserves and holdbacks under this agreement.  IGT is the only provider of this service to the Company.

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

Marketing Strategy

The Company is no longer in the long distance business and is seeking new acquisitions.  The revenues collected are residuals from the long distance business.

Delinquent Filing of SEC Reports and Inadequacies of Disclosures

ANC failed to timely file with Securities and Exchange Commission (“SEC”) its periodic reports, including its annual reports on Form 10KSB for fiscal 2002, 2003, 2004, 2005, 2006, 2007, and its Form 10QSB reports for those years. The Company intends to shortly complete the filing of all the required periodic reports.

Revenues

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Results of Operations

Revenues for the three months ended December 31, 2001 decreased to $974,929 from $1,899,488 for the three months ended December 31, 2001 and 2000. Revenues for the six months ended December 31, 2001 decreased to $2,038,849 from $5,098,524 for the six months ended December 31, 2001 and 2000.  This was a 49% reduction in revenues three months ended December 31, 2001 and a 60% for the six months ended December 31, 2001.  This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations.  The Company purchased new accounts in the past but has reduced the purchase of new accounts and reduced it customer base.

Cost of services for three months ended December 31, 2001 decreased to $594,240 from $1,745,763 for three months ended December 31, 2001 and 2000.  Cost of services for six months ended December 31, 2001 decreased to $1,320,965 from $4,333,569 for the six months ended December 31, 2001.   This was a 65% reduction in cost of services three months ended December 31, 2001 and a 70 % for the six months ended December 31, 2001 and 2000.  The reduction in the cost of services is directly related to the reduction in airtime services.  The company has reduced it telecommunication business to refocus the direction of the company.

Selling expenses for three months ended December 31, 2001 decrease to $12,713 from $53,281 for three months ended December 31, 2001 and 2000.  Selling expenses for six months ended December 31, 2001 decreased to $43,470 from $196,570 for the six months ended December 31, 2001 and 2000.  This was a 76% reduction in selling expenses three months ended December 31, 2001 and a 78% for the six months ended December 31, 2001.  The decrease in selling expenses was a result of the decrease in marketing costs expended by the company.  The Company was able to negotiate a lower cost per customer throughout their telemarketing out-source.

General and administrative expenses for the three months ended December 31, 2001 decreased to $367,711 from $310,254 for three months ended December 31, 2001 and 2000.  General and administrative expenses for six months ended December 31, 2001 decreased to $598,692 from $594,909 the six months ended December 31, 2001 and 2000.  This was a 18% reduction in general and administrative expenses three months ended December 31, 2001 and a 11% for the six months ended December 31, 2001.    This decrease is attributed to the Company's reduction of workforce operations as the Company has streamlined overall employee use.  That is the Company has implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.

The loss for three months ended December 31, 2001 increased to ($2,598,897) from ($132,391) for the three months ended December 31, 2001 and 200.  The loss for the six months ended December 31, 2001 increased to ($3,589,992) from ($13,111) for the six months ended December 31, 2006.  This was a 19% increase in loss three months ended December 31, 2001 and 27% for the six months ended December 31, 2001.  The decrease is due to the reduction in revenue, sales force, and reduction in operations.

No tax benefit was recorded on the expected operating loss for December 31, 2001 and 2000 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating requirements have been funded primarily on its sale of long distance services.  During the six months ended December 31, 2001, the Company’s net proceeds from long distance of were $267,357 as compared to 2006 of $2,566,039.  The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations.

Cash provided from operating activities for the six months ended December 31, 2001 was $570,171 compared to $1,533,040 for 2000.  The Company’s focus on core operations results in a decrease in the sale of long distance services.  The Company receives payments from customers automatically through electronic fund transfers.  Collection cycles of the long distance services agreements are generally paid monthly.  The Company has grown its operations in the past but has decided to refocus the operations on a new direction.  The Company impaired its assets in marketable securities as they were worthless in value of $3,778,410.  The Company issued its common stock for services of $154,200.

Cash (used in) investing activities was ($157,318) for six months ended December 31, 2001, compared to ($1,635,721) for 2000.  Streamlining operations and capital budget curtailment practices promoted a reduction in purchase of marketable securities for the Company.  The Company no longer invests small cap marketable securities.  The Company invested in its unconsolidated subsidiary of ($157,318) for six months ended December 31, 2001 as compared to ($235,000) for December 31, 2000

Cash (used) by financing activities was ($237,806) for the six months ended December 31, 2001 as compared to ($654,995) for 2000.  Financing activities primarily consisted of proceeds from the increase in the long distance services through Integretel, Inc. financing of our long distance through LeeCo.  The Company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal periods.  The Company repaid its loans for six months ended December 31, 2001 of ($237,806) as compared to 2000 of ($654,995).

Additional Information

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. The public may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC which may be viewed at http://www.sec.gov/.

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the Quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Other Considerations

There are numerous factors that affect our business and the results of its operations. Sources of these factors include general economic and business conditions, federal and state regulation of business activities, the level of demand for the Company’s product or services, the level and intensity of competition in the medical transaction processing industry and the pricing pressures that may result, the Company’s ability to develop new services based on new or evolving technology and the market’s acceptance of those new services, the Company’s ability to timely and effectively manage periodic product transitions, the services, customer and geographic sales mix of any particular period, and the ability to continue to improve infrastructure including personnel and systems, to keep pace with the growth in its overall business activities.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2000. No material developments occurred in any of these proceedings during the quarter ended December 31, 2001. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 2.  CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended December 31, 2001, except as described below.

We issued 647,000 shares of common stock for services valued at $154,200.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).  Also, was a Form D filed and blue sky filings made (if a private placement)

We issued 4,340,132 shares of common stock on November 17, 2005 for a repayment of debt to the Company president valued at $1,692,651.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).  Also, was a Form D filed and blue sky filings made (if a private placement)

We issued 4,856,648 shares of common stock on August 24, 2007 for payment of compensation package previously authorized by the Board of Director which was valued at $1,942,659.  We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, within the last quarter. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).  Also, was a Form D filed and blue sky filings made (if a private placement)

 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended December 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended December 31, 2001.

ITEM 5.  OTHER INFORMATION

On May 26, 2000, we dismissed its principal certified public accountant for the past 3 years, LaVoie, Charvoz & May, and P.C.  and retained King, Weber & Associates, P.C.

King Weber & Associates PC was acquired by Epstien Weber & Conover PLP.  Epstein Weber & Conover PLP was acquired by Moss Adams LLP.  Moss Adams contacted the SEC and informed the SEC that they were resigning from many auditing engagements including American Nortel Communications, Inc.

ITEM 6.                                      EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	American Nortel Communications, Inc.
Date: March 31, 2008	By: /s/ William P. Williams
William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)