Form 10-Q
period 2002-03-31
AMERICAN NORTEL COMMUNICATIONS INC
filed 2008-07-14
CIK 875711

U.S. Securities and Exchange Commission
Washington, D.C. 20549

____________________
FORM 10-Q
____________________

(Mark One)
☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

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
(480) 945-1266
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes   ☒     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non–Accelerated filer ☐	Small Business Issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes ☐    No  ☒
Transitional Small Business Disclosure Format (check one): Yes  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 3, 2008
Common stock, No par value	17,531,780

AMERICAN NORTEL COMMUNICATIONS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002

PART I

CERTIFICATIONS

Exhibit 31 – Management certification

Exhibit 32 – Sarbanes-Oxley Act

AMERICAN NORTEL COMMUNICATIONS, INC.
CONDENSED BALANCES SHEETS

ASSETS:
	March 31, 2002	June 30, 2001
	(unaudited)
CURRENT ASSETS
Cash	$362,219	$219,816
Accounts receivables - net	666,704	2,153,652
Investment in marketable securities		3,221,470
Deferred income taxes		295,229
Total current assets	1,028,923	5,890,167

PROPERTY AND EQUIPMENT, net	12,792	23,592

Note receivable affiliates	29,192	32,982
Investment in unconsolidated subsidiary	568,600	165,282
Other assets		6,667
TOTAL ASSETS	$1,639,507	$6,118,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$542,240	$280,644
Accrued liabilities	-	259,167
Disputed claims	-	339,101
Notes payable affiliate		50,000
Factoring arrangement		237,806
Income taxes payable		396,431
Total current liabilities	542,240	1,563,149

TOTAL LIABILITIES	542,240	1,563,149

COMMITMENT AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, no par value, 50,000,000 shares authorized, 15,920,785 and 15,510,643 issued and outstanding as of March 31, 2002 and June 30, 2001, respectively	22,134,402	21,980,202
Unrealized gain on investments held for sale		15,201
Paid-in capital	51,795	51,795
Treasury stock	(759,773)	(759,773)
Accumulated deficit	(20,329,157)	(16,731,884)
Total stockholders' equity	1,097,267	4,555,541

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,639,507	$6,118,690

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN NORTEL COMMUNICATIONS, INC.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Airtime Income	891,704	$1,859,173	$2,930,553	$6,967,147
	891,704	1,859,173	2,930,553	6,967,147
COST OF SERVICES	393,661	1,314,758	1,714,626	5,648,327
GROSS PROFIT	498,043	544,415	1,215,927	1,318,820

OPERATING EXPENSES
General and administrative expenses	491,646	363,313	1,154,523	1,006,367
Sales and marketing expenses	17,060	11,294	60,727	159,716
Depreciation and amortization	3,600	-	10,800	-
Total operating expenses	512,306	374,607	1,226,050	1,166,083
OPERATING LOSS	(14,263)	169,808	(10,123)	152,737

OTHER (INCOME) AND EXPENSES
Interest expense	-	8,141	1,183	15,534
Interest income	(818)	(15,907)	(4,266)	(50,636)
Impairment of assets	-		3,712,846	-
Legal settlement		-	33,000	-
Other income	(6,165)	-	(155,614)	-
Total other (income) expense	(6,983)	(7,766)	3,587,149	(35,102)
NET INCOME BEFORE INCOME TAXES	(21,246)	177,574	3,577,026	187,839

Provision for income taxes		(51,810)		(75,186)

NET LOSS	(7,280)	$125,764	$(3,597,273)	$112,653

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted:	15,920,785	15,273,785	15,920,785	15,273,785

NET LOSS PER SHARE:
Basic and diluted:	(0)	$0.01	$(0.23)	$0.01

The accompanying notes are an integral part of these condensed financial statements.

AMERICAN NORTEL COMMUNICATIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
	2002	2001
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,597,273)	$112,653
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,800	10,800
Issuance of stock as consideration for services	154,200	-
Impairment of assets	3,712,846	-
Changes in operating assets and liabilities:
Trade accounts receivables	987,038	2,898,331
Prepaid and other current assets	-	(19,690)
Deferred tax asset	295,229	(2,869)
Accounts payable	261,596	(1,387,169)
Accrued expenses and other liabilities	(549,830)	(26,297)
Income tax payable	(396,431)	78,053
Accrued interest	(48,438)	14,359
Net cash provided in operating activities	829,737	1,678,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(1,524,222)
Notes receivables	-	(35,000)
Purchase of equipment	-	(1,499)
Investment in subsidiary	(403,318)	(235,000)
Net cash used in investing activities	(403,318)	(1,795,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments toward note receivable	3,790
Repayments of notes payable	(287,806)	(728,230)
Net cash used in financing activities	(284,016)	(728,230)

INCREASE (DECREASE) IN CASH	142,403	(845,780)
CASH, BEGINNING OF YEAR	219,816	1,405,002
CASH, END OF YEAR	$362,219	$559,222

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$8,141	$15,534
Taxes paid	$140,450	$-

The accompanying notes are an integral part of these condensed financial statements.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

AMERICAN NORTEL COMMUNICATIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS THREE AND NINE MONTHS ENDED MARCH 31, 2002 and 2001

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has year end losses from operations and had minimal revenues from operations the nine months ended March 31, 2002. During nine months ended March 31, 2002 the Company incurred a net loss of $3,597,273 and has an accumulated deficit of $20,329,157.  Further, the Company has inadequate working capital to maintain or develop its operations, and is dependent upon funds from private investors and the support of certain stockholders.

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-months period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the financial statements and footnotes thereto included in our Form 10-KSB Report for the fiscal year ended June 30, 2001.

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

During nine months ended March 31, 2002:

The Company has issued shares of its common stock as consideration to consultants for the fair value of the services rendered.  The value of those shares is determined based on the trading value of the stock at the dates on which the agreements were entered into for the services and the value of services rendered.   During the nine months ended March 31, 2002, the Company granted to consultants, 647,000 shares of common stock valued between $.75 - $.25.  The values of these common shares issued were expensed during the year in the amount of $154,200.

6.	RELATED PARTY TRANSACTIONS

The Company’s president and chairman is a 70% shareholder and its sole officer and director of the Company.  The chairman controls MedCom USA, Incorporated (“MedCom”) which the company owns is a 31% shareholder in MedCom.  The chairman also controls Card Activation Technologies, Inc. (“Card”) in which MedCom owns 30% of Card.  During the year ended June 30, 1995, the Company moved its administrative offices into space occupied by this related entity.  The Company shares office space and management and administrative personnel with this related entity.  Certain of the Company’s personnel perform functions for the related entity but there was no allocation of personnel related expenses to the related entity in the nine months ended March 31, 2002 and 2001.

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

8.	RECENT PRONOUNCEMENTS

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this quarterly report on Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

Delinquent Filing of SEC Reports and Inadequacies of Disclosures

ANC failed to timely file with Securities and Exchange Commission (“SEC”) its periodic reports, including its annual reports on Form 10K for fiscal 2002, 2003, 2004, 2005, 2006, 2007, and its Form 10-Q reports for those years. The Company intends to shortly complete the filing of all the required periodic reports.

Revenues

The Company has adopted the Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Additional Information

ANC files reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

Results of Operations

Revenues for the three months ended March 31, 2002 decreased to $891,704 from $1,859,173 for the three months ended March 31, 2001. Revenues for the nine months ended March 31, 2002 decreased to $2,930,553 from $6,967,147 for the nine months ended March 31, 2001.  This decrease in revenue is directly the result of changes in the Company's strategic direction in core operations.  The Company purchased new accounts in the past but has reduced the purchase of new accounts and reduced it customer base.

Cost of services for three months ended March 31, 2002 decreased to $393,661 from $1,314,758 for three months ended March 31, 2001.  Cost of services for nine months ended March 31, 2002 decreased to $1,714,626 from $5,648,327 for the nine months ended March 31, 2001.   The reduction in the cost of services is directly related to the reduction in airtime services.  The company has reduced it telecommunication business to refocus the direction of the company.

Selling expenses for three months ended March 31, 2002 increased to $17,060 from $11,294 for three months ended March 31, 2001.  Selling expenses for nine months ended March 31, 2002 decreased to $60,727 from $159,716 for the nine months ended March 31, 2001.  The decrease in selling expenses was a result of the decrease in marketing costs expended by the company.  The Company was able to negotiate a lower cost per customer throughout their telemarketing out-source.

General and administrative expenses for the three months ended March 31, 2002 increased to $491,646 from $363,313 for three months ended March 31, 2001.  General and administrative expenses for nine months ended March 31, 2002 increased to $1,154,523 from $1,006,367 the nine months ended March 31, 2001.  This increase is attributed to the Company's increase in cost of long distance traffic.  The Company reduced its workforce operations as the Company has streamlined overall employee use.  That is the Company has implemented and advanced its in-house software to perform many of the services the prior employees were performing manually.

The (loss) income for three months ended March 31, 2002 increased to ($7,280) from $125,764 for the three months ended March 31, 2001.  The (loss) income for the nine months ended March 31, 2002 increased to ($3,597,273) from $112,653 for the nine months ended March 31, 2001.  The decrease is due to the reduction in revenue, sales force, and reduction in operations.

No tax benefit was recorded on the expected operating loss for March 31, 2002 and 2001 as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  For the quarter ended we do not expect to realize a deferred tax asset and it is uncertain, therefore we have provided a 100% valuation of the tax benefit and assets until we are certain to experience net profits in the future to fully realize the tax benefit and tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s operating requirements have been funded primarily on its sale of long distance services.  During the nine months ended March 31, 2002, the Company’s net proceeds from long distance of were $2,930,553 as compared to March 31, 2001 of $6,967,147.  The Company believes that the cash flows from its monthly service and transaction fees are inadequate to repay the capital obligations.

Cash provided from operating activities for the nine months ended March 31, 2002 was $829,737 compared to $1,678,171 for March 31, 2001.  The Company’s focus on core operations results in a decrease in the sale of long distance services.  The Company receives payments from customers automatically through electronic fund transfers.  Collection cycles of the long distance services agreements are generally paid monthly.  The Company has grown its operations in the past but has decided to refocus the operations on a new direction.  The Company impaired its assets in marketable securities as they were worthless in value of $3,712.846.  The Company issued its common stock for services of $154,200.

Cash used in investing activities was ($403,318) for nine months ended March 31, 2002, compared to ($1,795,721) for March 31, 2001.  Streamlining operations and capital budget curtailment practices promoted a reduction in purchase of marketable securities for the Company.  The Company no longer invests small cap marketable securities.  The Company invested in its unconsolidated subsidiary of ($403,318) for nine months ended March 31, 2002 as compared to ($235,000) for March 31, 2001.

Cash used in financing activities was ($284,016) for the nine months ended March 31, 2002 as compared to ($728,230) for March 31, 2001.  Financing activities primarily consisted of proceeds from the increase in the long distance services through Integretel, Inc.  The Company does not have adequate cash flows to satisfy its obligations although have improved cash flow and anticipates have adequate cash flows in the upcoming fiscal periods.  The Company repaid its loans for nine months ended March 31, 2002 of ($287,806) as compared to March 31, 2001 of ($728,230).

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments or other market risk sensitive instruments and do not engage in any hedging activities. As a result, we have no exposure to potential loss in future earnings, fair values or cash flows as a result of holding any market risk sensitive instruments.  The Company is in the business of long distance services.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Based upon an evaluation of the effectiveness of the Company’s disclosure controls and procedures performed by the Company’s management, with participation of the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer as of the end of the period covered by this report, the Company’s Chief Executive Officer, Chief Operating Officer, and its Chief Accounting Officer concluded that the Company’s disclosure controls and procedures have been effective in ensuring that material information relating to the Company, including its consolidated subsidiary, is made known to the certifying officers by others within the Company and the Bank during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Under the supervision and with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of March 31, 2002 and June 30, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, the Chief Operating Officer and the Chief Accounting Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2002 and June 30, 2008.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were involved in various legal proceedings and claims as described in our Form 10-KSB for the year ended June 30, 2001. No material developments occurred in any of these proceedings during the quarter ended March 31, 2002. The costs and results associated with these legal proceedings could be significant and could affect the results of future operations.

ITEM 1A - Risk Factors

I. Risk Factors That May Affect Our Results of Operations and Financial Condition

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline and you may lose all or a part of your investment.

Our Common Stock Is Subject To Penny Stock Regulation

Our shares are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on the NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. Since our shares are deemed to be "penny stock", trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors.

The Liquidity Of Our Common Stock Is Seriously Limited And There Is A Limited Market For Our Common Stock

Our stock is currently being traded on the NASDAQ Over-The-Counter Bulletin Board, and the liquidity of our common stock is limited. The Bulletin Board is a limited market and subject to substantial restrictions and limitations in comparison to the NASDAQ system. Any broker/dealer that makes a market in our stock or other person that buys or sells our stock could have a significant influence over its price at any given time.

We May Not Have Access to Sufficient Capital to Pursue our litigation and therefore Would Be Unable to Achieve Our Planned Future Growth:

We intend to pursue a growth strategy that includes development of the Company business and technology.  Currently we have limited capital which is insufficient to pursue our plans for development and growth.  Our ability to implement our growth plans will depend primarily on our ability to obtain additional private or public equity or debt financing.  We are currently seeking additional capital.  Such financing may not be available at all, or we may be unable to locate and secure additional capital on terms and conditions that are acceptable to us.  Our failure to obtain additional capital will have a material adverse effect on our business.

Our Lack of Diversification In Our Business Subjects Investors to a Greater Risk of Losses:

All of our efforts are focused on the development and growth of that business and its technology in an unproven area.  Although the medical billing is substantial, we can make no assurances that the marketplace will accept our products.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2002, except as described below.

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

There were no defaults upon senior securities during the period ended March 31, 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2002.

ITEM 5.  OTHER INFORMATION

On May 26, 2000, we dismissed its principal certified public accountant for the past 3 years, LaVoie, Charvoz & May, and P.C.  and retained King, Weber & Associates, P.C.

King Weber & Associates PC was acquired by Epstein Weber & Conover PLP.  Epstein Weber & Conover PLP was acquired by Moss Adams LLP.  Moss Adams contacted the SEC and informed the SEC that they were resigning from many auditing engagements including American Nortel Communications, Inc.

In March, 2008 we engaged Jewett, Schwartz, Wolfe and Associates as our auditors.

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

Registrant	American Nortel Communications, Inc.
Date: July 14, 2008	By: /s/ William P-. Williams

William P. Williams
Chairman, President Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)